Form 10-Q
period 1995-03-31
AETNA INSURANCE CO OF AMERICA
filed 1995-05-10
CIK 925988

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

                                   Form 10-Q

               Quarterly Report Pursuant to Section 13 or 15(d)
                    of the Securities Exchange Act of 1934


For the quarterly period ended March 31, 1995    Commission file number 33-81010
                               --------------                           --------


               Aetna Insurance Company of America
- - --------------------------------------------------------------------------------
     (Exact name of registrant as specified in its charter)


            Connecticut                                   06-1286272
- - --------------------------------------------------------------------------------
    (State or other jurisdiction of                 (I.R.S. Employer
     incorporation or organization)                 Identification No.)

  151 Farmington Avenue, Hartford, Connecticut          06156
- - --------------------------------------------------------------------------------
   (Address of principal executive offices)            (ZIP Code)


Registrant's telephone number, including area code   (203) 273-0978
                                                   ------------------------

                           None
- - --------------------------------------------------------------------------------
Former name, former address and former fiscal year if changed since last report


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                     Yes    X          No_________
                        ---------


Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                                                              Shares Outstanding
Title of Class                                                at April 30, 1995
- - --------------                                                ------------------

Common Capital Stock,
par value $2,000                                                  1,275

The registrant meets the conditions set forth in General Instruction H(1)(a) and
(b) of Form 10-Q and is therefore filing this Form with the reduced disclosure format.

                      AETNA INSURANCE COMPANY OF AMERICA
    (A wholly owned subsidiary of Aetna Life insurance and Annuity Company)

         Quarterly Report For Period Ended March 31, 1995 on Form 10-Q

                               TABLE OF CONTENTS
                               -----------------

PART I.    FINANCIAL INFORMATION
Item 1.    Financial Statements

       Statements of Income............................................................             3
       Balance Sheets..................................................................             4
       Statements of Changes in Shareholder's Equity...................................             5
       Statements of Cash Flows........................................................             6
       Condensed Notes to Financial Statements.........................................             7
       Independent Auditors' Review Report.............................................             8

Item 2.    Management's Analysis of the Results of Operations..........................             9

PART II.   OTHER INFORMATION...........................................................            10

Signatures.............................................................................            11

                      AETNA  INSURANCE COMPANY OF AMERICA
    (A wholly owned subsidiary of Aetna Life Insurance and Annuity Company)

                             Statements of Income
                                  (thousands)


                                           3 Months Ended March 31,
                                           ------------------------

                                               1995            1994
                                               ----            ----

Revenue:
 Net investment income                       $174.0          $141.2
                                          ---------       ---------
     Total revenue                            174.0           141.2

Expenses:
 Operating expenses                            54.5            26.2
                                          ---------       ---------
     Total expenses                            54.5            26.2

Income before federal income taxes            119.5           115.0

 Federal income taxes                          41.8            40.3
                                          ---------       ---------

Net Income                                    $77.7           $74.7
                                          =========       =========

See Condensed Notes to Financial Statements.

                      AETNA INSURANCE  COMPANY OF AMERICA
    (A wholly owned subsidiary of Aetna Life Insurance and Annuity Company)

                                Balance Sheets
                                 (thousands)


                                                                     March 31,             December 31,
Assets                                                                 1995                   1994
- - ------                                                                 ----                   ----
Investments:
  Debt securities available for sale:
   (amortized cost $7,451.7 and $7,043.9)                              $7,376.0               $6,906.5
  Short-term investments                                                  495.0                     --
                                                                 ----------------      -----------------
    Total investments                                                   7,871.0                6,906.5

Cash and cash equivalents                                               3,857.2                4,732.7
Accrued investment income                                                 203.1                   91.5
Deferred tax asset                                                          0.4                    0.4
Other assets                                                                0.4                    5.1
                                                                 ----------------      -----------------

    Total assets                                                      $11,932.1              $11,736.2
                                                                 ================      =================


Liabilities and Shareholder's Equity
- - ------------------------------------

Liabilities:
  Due to parent and affiliates                                        $     4.7              $    10.5
  Other liabilities                                                        41.5                   21.0
  Current federal income taxes payable                                     71.2                   29.4
                                                                 ----------------      -----------------
    Total liabilities                                                     117.4                   60.9
                                                                 ----------------      -----------------

Shareholder's equity:
  Common capital stock, par value $2000 (1,275 shares
  authorized, issued and outstanding)                                   2,550.0                2,550.0
  Paid-in capital                                                       7,550.0                7,550.0
  Net unrealized capital losses                                           (75.7)                (137.4)
  Retained earnings                                                     1,790.4                1,712.7
                                                                 ----------------      -----------------
    Total shareholder's equity                                         11,814.7               11,675.3
                                                                 ----------------      -----------------

     Total liabilities and shareholder's equity                       $11,932.1              $11,736.2
                                                                 ================      =================

See Condensed Notes to Financial Statements.

                      AETNA INSURANCE COMPANY OF AMERICA
    (A wholly owned subsidiary of Aetna Life Insurance and Annuity Company)

                 Statements of Changes in Shareholder's Equity
                                  (thousands)

                                                  3 Months Ended March 31,
                                                  ------------------------

                                                   1995               1994
                                                   ----               ----
Shareholder's equity, beginning of period        $11,675.3         $11,584.2

Net change in unrealized capital gains (losses)       61.7             (88.4)

Net income                                            77.7              74.7
                                                -----------      ------------

Shareholder's equity, end of period              $11,814.7         $11,570.5
                                                ===========      ============





See Condensed Notes to Financial Statements.

                      AETNA INSURANCE COMPANY OF AMERICA
    (A wholly owned subsidiary of Aetna Life Insurance and Annuity Company)

                           Statements of Cash Flows
                                  (thousands)

                                                                         3 Months Ended March 31,
                                                                         ------------------------

                                                                          1995              1994
                                                                          ----              ----
Cash Flows from Operating Activities:
     Net income                                                        $     77.7        $     74.7
     Increase in accrued investment income                                 (111.6)           (111.6)
     Net change in amounts due to/from parent and affiliates                 (5.8)               --
     Increase (decrease) in other receivables                                 4.7              (1.7)
     Net increase in other assets and liabilities                            20.5               0.2
     Increase (decrease) in federal income taxes                             41.8            (162.8)
     Net amortization of a premium on debt securities                        18.6              21.1
                                                                       ------------      ------------
         Net cash provided by (used by) operating activities                 45.9            (180.1)
                                                                       ------------      ------------

Cash Flows from Investing Activities:
     Cost of investment purchases in:
      Debt securities                                                      (429.3)               --
      Short-term investments                                               (492.1)               --
                                                                       ------------      ------------
         Net cash used for investing activities                            (921.4)               --
                                                                       ------------      ------------

Net decrease in cash and cash equivalents                                  (875.5)           (180.1)
Cash and cash equivalents, beginning of period                            4,732.7           4,512.9
                                                                       ------------      ------------

Cash and cash equivalents, end of period                               $  3,857.2        $  4,332.8
                                                                       ============      ============


Supplemental cash flow information:
  Income taxes paid, net                                               $       --        $    203.0
                                                                       ============      ============

See Condensed Notes to Financial Statements.

                      AETNA INSURANCE COMPANY OF AMERICA
    (A wholly owned subsidiary of Aetna Life Insurance and Annuity Company)

                    Condensed Notes to Financial Statements

1. Basis of Presentation
   ---------------------

   Aetna Insurance Company of America (the "Company") is a stock life insurance company organized in 1990 under the insurance laws of Connecticut. The Company is a wholly owned subsidiary of Aetna Life Insurance and Annuity Company ("ALIAC"). ALIAC is a wholly owned subsidiary of Aetna Life and Casualty Company ("Aetna"). The Company is expected to begin marketing and servicing individual and group annuity contracts in 1995.

   These financial statements have been prepared in conformity with generally accepted accounting principles. These interim statements necessarily rely heavily on estimates including assumptions as to annualized tax rates. In the opinion of management, all adjustments necessary for a fair statement of results for the interim periods have been made. All such adjustments are of a normal recurring nature.

2. Federal Income Tax
   ------------------

   Net unrealized capital gains and losses are presented in shareholder's equity net of deferred taxes. At March 31, 1995, $75.7 thousand of net unrealized capital losses were reflected in shareholder's equity without deferred tax benefits. For federal income tax purposes, capital losses are deductible only against capital gains in the year of sale or during the carryback and carryforward periods (three and five years, respectively). Due to the expected full utilization of capital gains in the carryback period and the uncertainty of future capital gains, a valuation allowance of $26.5 thousand related to the net unrealized capital losses has been reflected in shareholder's equity. Any reversals of the valuation allowance are contingent upon the recognition of future capital gains in Aetna's federal income tax return or a change in circumstances which causes the recognition of the benefits to become more likely than not. Non-recognition of the deferred tax benefits on net unrealized losses described above had no impact on net income for the first quarter of 1995, but has the potential to adversely affect future results if such losses are realized.

                      Independent Auditors' Review Report
                      -----------------------------------




The Board of Directors
Aetna Insurance Company of America:

We have reviewed the accompanying balance sheet of Aetna Insurance Company of America as of March 31, 1995, and the related statements of income for the three-month periods ended March 31, 1995 and 1994, and the related statements of changes in shareholder's equity and cash flows for the three-month periods ended March 31, 1995 and 1994. These financial statements are the responsibility of the Company's management.

We conducted our review in accordance with standards established by the American Institute of Certified Public Accountants. A review of interim financial information consists principally of applying analytical procedures to financial data and making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with generally accepted auditing standards, the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

Based on our review, we are not aware of any material modifications that should be made to the accompanying financial statements for them to be in conformity with generally accepted accounting principles.

We have previously audited, in accordance with generally accepted auditing standards, the balance sheet of Aetna Insurance Company of America as of December 31, 1994, and the related statements of income, changes in shareholder's equity, and cash flows for the year then ended (not presented herein); and in our report dated March 17, 1995, we expressed an unqualified opinion on those financial statements. In our opinion, the information set forth in the accompanying balance sheet as of December 31, 1994, is fairly presented, in all material respects, in relation to the balance sheet from which it has been derived.





                                                       /s/ KMPG Peat Marwick LLP



Hartford, Connecticut
April 27, 1995

  Item 7.    Management's Analysis of the Results of Operations

  Results of Operations
  ---------------------

                           Three Months Ended March 31,
                           ----------------------------

  (Thousands)                               1995         1994
                                            ----         ----

  Net investment income                   $174.0       $141.2

  Operating expenses                        54.5         26.2
                                         -------      -------

  Income before federal income taxes       119.5        115.0


  Federal income taxes                      41.8         40.3
                                         -------      -------

  Net income                              $ 77.7       $ 74.7
                                         -------      -------

  The Company's net income increased 4% in the first quarter of 1995 when compared with the same period a year ago. The improvement in the first quarter of 1995 net income reflected an increase in net investment income primarily due to increasing yields on cash equivalents partially offset by an increase in operating expenses related to taxes, licenses and fees.


  Investments
  -----------

  As of March 31, 1995 and December 31, 1994, all of the Company's debt securities were issued by the U.S. Treasury.



  (Thousands)                              1995           1994
- - ---------------------------------------------------------------
  Debt securities                      $7,376.0       $6,906.5
  Short-term investments                  495.0             --
                                       --------       --------
  Total Investments                     7,871.0        6,906.5
  Cash and cash equivalents             3,857.2        4,732.7
                                       --------       --------

  Total Investments, cash and
   cash equivalents                   $11,728.2      $11,639.2
                                      ---------      ---------

  PART II.  OTHER INFORMATION

  None of the items under part II are applicable.

                                   SIGNATURE

  Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                   AETNA INSURANCE COMPANY OF AMERICA
                                         (Registrant)


     May 5, 1995                        By   /s/  James C.Hamilton
  -----------------                        -------------------------------
  (Date)                                   James C. Hamilton
                                           Vice President, Treasurer, and
                                           Director