Form 10-Q
period 1995-06-30
AETNA INSURANCE CO OF AMERICA
filed 1995-08-14
CIK 925988

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

                                   Form 10-Q

               Quarterly Report Pursuant to Section 13 or 15(d)
                    of the Securities Exchange Act of 1934


For the quarterly period ended June 30, 1995  Commission file number   33-81010
                               -------------                           --------


                      Aetna Insurance Company of America
--------------------------------------------------------------------------------
            (Exact name of registrant as specified in its charter)


            Connecticut                                          06-1286272
--------------------------------------------------------------------------------
  (State or other jurisdiction of                         (I.R.S. Employer
   incorporation or organization)                         Identification No.)

 151 Farmington Avenue, Hartford, Connecticut                   06156
--------------------------------------------------------------------------------
  (Address of principal executive offices)                    (ZIP Code)


Registrant's telephone number, including area code  (203) 273-0978
                                                   ------------------

                                     None
--------------------------------------------------------------------------------
Former name, former address and former fiscal year if changed since last report


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                     Yes  X          No
                         ---            ---


Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                                                      Shares Outstanding
Title of Class                                        at July 31, 1995
--------------                                        ------------------

Common Capital Stock,
par value $2,000                                           1,275

The registrant meets the conditions set forth in General Instruction H(1)(a) and
(b) of Form 10-Q and is therefore filing this Form with the reduced disclosure format.

                      AETNA INSURANCE COMPANY OF AMERICA
    (A wholly owned subsidiary of Aetna Life insurance and Annuity Company)

         Quarterly Report For Period Ended June 30, 1995 on Form 10-Q

                               TABLE OF CONTENTS
                               -----------------


PART I.   FINANCIAL INFORMATION

Item 1.   Financial Statements

        Statements of Income..........................................      3
        Balance Sheets................................................      4
        Statements of Changes in Shareholder's Equity.................      5
        Statements of Cash Flows......................................      6
        Condensed Notes to Financial Statements.......................      7
        Independent Auditors' Review Report...........................      8

Item 2.   Management's Analysis of the Results of Operations..........      9

PART II.  OTHER INFORMATION...........................................     10

Signatures............................................................     11

                      AETNA  INSURANCE COMPANY OF AMERICA
    (A wholly owned subsidiary of Aetna Life Insurance and Annuity Company)

                             Statements of Income
                                  (thousands)



                                                     3 Months Ended June 30,     6 Months Ended June 30,
                                                     -----------------------     -----------------------

                                                        1995             1994         1995          1994
                                                        ----             ----         ----          ----

Revenue:
  Net investment income                            $   179.0       $   150.3     $   353.0    $   291.5
                                                  -----------     -----------   -----------  -----------
       Total revenue                                   179.0           150.3         353.0        291.5

Expenses:
  Operating expenses                                    64.5            12.9         119.0         39.1
                                                  -----------     -----------   -----------  -----------
       Total expenses                                   64.5            12.9         119.0         39.1

Income before federal income taxes                     114.5           137.4         234.0        252.4

  Federal income taxes                                  39.9            48.0          81.7         88.3
                                                  -----------     -----------   -----------  -----------

Net Income                                         $    74.6       $    89.4     $   152.3    $   164.1
                                                  ==========      ===========   ===========  ===========


See Condensed Notes to Financial Statements.

                      AETNA INSURANCE COMPANY OF AMERICA
    (A wholly owned subsidiary of Aetna Life Insurance and Annuity Company)

                                Balance Sheets
                                 (thousands)



                                                                June 30,            December 31,
Assets                                                           1995                  1994
------                                                           ----                  ----

Investments:
  Debt securities available for sale:
     (amortized cost $7,957.3 and $7,043.9)                 $      8,066.6        $      6,906.5

Cash and cash equivalents                                          4,120.2               4,732.7
Accrued investment income                                            121.8                  91.5
Due from parent and affiliates                                       194.2                    --
Deferred tax asset                                                      --                   0.4
Other assets                                                           1.4                   5.1
Separate Account assets                                              109.0                    --
                                                           ---------------      ----------------

       Total assets                                         $     12,613.2        $     11,736.2
                                                           ===============      ================


Liabilities and Shareholder's Equity
------------------------------------

Liabilities:
  Due to parent and affiliates                              $           --        $         10.5
  Other liabilities                                                  349.3                  21.0
  Federal income taxes
   Current                                                            83.3                  29.4
   Deferred                                                           35.6                    --
  Separate Account liabilities                                       109.0                    --
                                                           ---------------      ----------------
       Total liabilities                                             577.2                  60.9
                                                           ---------------      ----------------

Shareholder's equity:
  Common capital stock, par value $2000 (1,275
   shares authorized, issued and outstanding)                      2,550.0               2,550.0
  Paid-in capital                                                  7,550.0               7,550.0
  Net unrealized capital gains (losses)                               71.0                (137.4)
  Retained earnings                                                1,865.0               1,712.7
                                                           ---------------      ----------------
       Total shareholder's equity                                 12,036.0              11,675.3
                                                           ---------------      ----------------

         Total liabilities and shareholder's equity         $     12,613.2        $     11,736.2
                                                           ===============      ================

See Condensed Notes to Financial Statements.

                      AETNA INSURANCE COMPANY OF AMERICA
    (A wholly owned subsidiary of Aetna Life Insurance and Annuity Company)

                 Statements of Changes in Shareholder's Equity
                                  (thousands)



                                                      6 Months Ended June 30,
                                                      -----------------------

                                                      1995               1994
                                                      ----               ----
Shareholder's equity, beginning of period          $  11,675.3        $  11,584.2

Net change in unrealized capital gains (losses)          208.4             (164.0)

Net income                                               152.3              164.1
                                                  -------------      -------------

Shareholder's equity, end of period                $  12,036.0        $  11,584.3
                                                  =============      =============






See Condensed Notes to Financial Statements.

                      AETNA INSURANCE COMPANY OF AMERICA
    (A wholly owned subsidiary of Aetna Life Insurance and Annuity Company)

                           Statements of Cash Flows
                                  (thousands)


                                                               6 Months Ended June 30,
                                                               -----------------------

                                                               1995               1994
                                                               ----               ----

Cash Flows from Operating Activities:
   Net income                                                $   152.3           $  164.1
   (Increase) decrease in accrued investment income              (30.3)               1.5
   Net change in amounts due to/from parent and                 (204.7)               0.4
    affiliates
   Net increase (decrease) in other assets and liabilities       332.4              (11.6)
   Increase (decrease) in federal income taxes                    51.3             (143.8)
   Net amortization of a premium on debt securities               17.8               43.5
                                                            -----------         ----------
         Net cash provided by operating activities               318.8               54.1
                                                            -----------         ----------

Cash Flows from Investing Activities:
   Proceeds from sales of:
     Debt securities                                           3,000.0                 --
     Short-term investments                                      500.0                 --
   Cost of investment purchases in:
     Debt securities                                          (3,939.2)                --
     Short-term investments                                     (492.1)                --
                                                            -----------         ----------
         Net cash used for investing activities                 (931.3)                --
                                                            -----------         ----------

Net (decrease) increase in cash and cash equivalents            (612.5)              54.1
Cash and cash equivalents, beginning of period                 4,732.7            4,512.9
                                                            -----------         ----------

Cash and cash equivalents, end of period                     $ 4,120.2           $4,567.0
                                                            ===========         ==========


Supplemental cash flow information:
    Income taxes paid, net                                   $    30.0           $  232.1
                                                            ===========         ==========

See Condensed Notes to Financial Statements.

                      AETNA INSURANCE COMPANY OF AMERICA
    (A wholly owned subsidiary of Aetna Life Insurance and Annuity Company)

                    Condensed Notes to Financial Statements

1. Basis of Presentation
   ---------------------

   Aetna Insurance Company of America (the "Company") is a stock life insurance company organized in 1990 under the insurance laws of Connecticut. The Company is a wholly owned subsidiary of Aetna Life Insurance and Annuity Company ("ALIAC"). ALIAC is a wholly owned subsidiary of Aetna Life and Casualty Company ("Aetna"). The Company began marketing and servicing variable individual and group annuity contracts during the second quarter of 1995 through the Company's Separate Accounts.

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

2. Federal Income Tax
   ------------------

   Net unrealized capital gains and losses are presented in shareholder's equity net of deferred taxes. During the six months ended June 30, 1995, the Company moved from a net unrealized capital loss position of $140.3 thousand at December 31, 1994, to a net unrealized capital gain position of $71.0 thousand at June 30, 1995, primarily due to decreases in interest rates. As a result, all valuation allowances previously established related to deferred tax assets on these capital losses were reversed, which had no impact on net income for the three and six months ended June 30, 1995.

                      Independent Auditors' Review Report
                      -----------------------------------


The Board of Directors
Aetna Insurance Company of America:

We have reviewed the accompanying condensed balance sheet of Aetna Insurance Company of America as of June 30, 1995, and the related condensed statements of income for the three-month and six-month periods ended June 30, 1995 and 1994, and the related condensed statements of changes in shareholder's equity and cash flows for the six-month periods then ended. These condensed financial statements are the responsibility of the Company's management.

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

Based on our review, we are not aware of any material modifications that should be made to the accompanying condensed financial statements for them to be in conformity with generally accepted accounting principles.

We have previously audited, in accordance with generally accepted auditing standards, the balance sheet of Aetna Insurance Company of America as of December 31, 1994, and the related statements of income, changes in shareholder's equity, and cash flows for the year then ended (not presented herein); and in our report dated March 17, 1995, we expressed an unqualified opinion on those financial statements. In our opinion, the information set forth in the accompanying condensed balance sheet as of December 31, 1994, is fairly presented, in all material respects, in relation to the balance sheet from which it has been derived.



                                                       /s/ KPMG Peat Marwick LLP


Hartford, Connecticut
July 27, 1995

   Item 2.     Management's Analysis of the Results of Operations

   Results of Operations
   ---------------------

                           Three Months Ended June 30,  Six Months Ended June 30,
                           ---------------------------  -------------------------

   (Thousands)                    1995           1994          1995         1994
                                  ----           ----          ----         ----


   Net investment income        $179.0         $150.3        $353.0       $291.5

   Operating expenses             64.5           12.9         119.0         39.1
                                ------         ------        ------       ------

   Income before federal         114.5          137.4         234.0        252.4
    income taxes

   Federal income taxes           39.9           48.0          81.7         88.3
                                ------         ------        ------       ------

   Net income                   $ 74.6         $ 89.4        $152.3       $164.1
                                ======         ======        ======       ======


   The Company's net income decreased 17% and 7% for the three and six months ended June 30, 1995, respectively, when compared with the same periods a year ago. The decrease in 1995 net income reflects higher operating expenses attributed to the commencement of the Company's business operations offset in part by higher net investment income reflecting growth in assets and higher yields on cash and cash equivalents.


   Investments
   -----------

   As of June 30, 1995 and December 31, 1994, all of the Company's debt securities were issued by the U. S. Treasury.



                                    June 30,   December 31,
   (Thousands)                         1995           1994
-----------------------------------------------------------
   Debt securities                 $ 8,066.6     $ 6,906.5
   Cash and cash equivalents         4,120.2       4,732.7
                                   ---------     ---------

   Total debt securities, cash
     and cash equivalents          $12,186.4     $11,639.2
                                   =========     =========

   PART II.  OTHER INFORMATION

   Item 1.  Legal Proceedings

   The Company and its Board of Directors know of no material legal proceedings pending to which the Company is a party or which would materially affect the Company.

   Item 6.  Exhibits and Reports on Form 8-K.

       (a)  Exhibits

               (27)  Financial Data Schedule.

       (b)  Reports on Form 8-K

               None.

                                   SIGNATURE

   Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                   AETNA INSURANCE COMPANY OF AMERICA
                                          (Registrant)


        August 11 , 1995                 By     /s/  James C. Hamilton
   ---------------------------               -----------------------------------
   (Date)                                    James C. Hamilton
                                             Vice President, Treasurer, and
                                             Director