Form 10-Q
period 1995-09-30
AETNA INSURANCE CO OF AMERICA
filed 1995-11-13
CIK 925988

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

                                   Form 10-Q

                Quarterly Report Pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934


For the quarterly period ended September 30, 1995
                               ------------------
                                               Commission file number   33-81010
                                                                        --------

               Aetna Insurance Company of America
--------------------------------------------------------------------------------
    (Exact name of registrant as specified in its charter)


            Connecticut                                     06-1286272
--------------------------------------------------------------------------------
  (State or other jurisdiction of                     (I.R.S. Employer
    incorporation or organization)                     Identification No.)


  151 Farmington Avenue, Hartford, Connecticut             06156
--------------------------------------------------------------------------------
 (Address of principal executive offices)           (ZIP Code)


Registrant's telephone number, including area code       (860) 273-0978
                                                   ------------------------

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

                     Yes    X          No
                          -----            -----


Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                                                     Shares Outstanding
Title of Class                                       at October 31, 1995
--------------                                       -------------------

Common Capital Stock,
par value $2,000                                            1,275

The registrant meets the conditions set forth in General Instruction H(1)(a) and
(b) of Form 10-Q and is therefore filing this Form with the reduced disclosure format.

                       AETNA INSURANCE COMPANY OF AMERICA
    (A wholly owned subsidiary of Aetna Life Insurance and Annuity Company)

       Quarterly Report For Period Ended September 30, 1995 on Form 10-Q

                               TABLE OF CONTENTS
                               -----------------


                                                                    PAGE
                                                                    ----

PART I.     FINANCIAL INFORMATION

Item 1.     Financial Statements

        Statements of Income......................................     3
        Balance Sheets............................................     4
        Statements of Changes in Shareholder's Equity.............     5
        Statements of Cash Flows..................................     6
        Condensed Notes to Financial Statements...................     7
        Independent Auditors' Review Report.......................     8

Item 2.     Management's Analysis of the Results of Operations....     9

PART II.  OTHER INFORMATION.......................................    10

Signatures........................................................    11

                        AETNA INSURANCE COMPANY OF AMERICA
      (A wholly owned subsidiary of Aetna Life Insurance and Annuity Company)

                             Statements of Income
                                  (thousands)

                                                 3 Months Ended September 30,          9 Months Ended September 30,
                                                 ----------------------------          ----------------------------

                                                         1995            1994                  1995            1994
                                                         ----            ----                  ----            ----

Revenue:
 Net investment income                             $    183.7      $    150.2            $    536.7      $    441.7
 Charges assessed against policyholders                  35.2            --                    35.2            --
  Total revenue                                    ----------      ----------            ----------      ----------
                                                        218.9           150.2                 571.9           441.7

Expenses:
 Operating expenses                                      78.3             2.2                 197.3            41.3
                                                   ----------      ----------            ----------      ----------
  Total expenses                                         78.3             2.2                 197.3            41.3

Income before federal income taxes                      140.6           148.0                 374.6           400.4

 Federal income taxes                                    49.6            52.1                 131.3           140.4
                                                   ----------      ----------            ----------      ----------

Net Income                                         $     91.0      $     95.9            $    243.3      $    260.0
                                                   ==========      ==========            ==========      ==========

See Condensed Notes to Financial Statements.

                      AETNA INSURANCE  COMPANY OF AMERICA
    (A wholly owned subsidiary of Aetna Life Insurance and Annuity Company)

                                Balance Sheets
                                 (thousands)

                                                                 September 30,         December 31,
Assets                                                               1995                 1994
------                                                               ----                 ----
Investments:
  Debt securities available for sale:
   (amortized cost $7,955.4 and $7,043.9)                      $      7,957.6       $      6,906.5

Cash and cash equivalents                                             4,040.0              4,732.7
Accrued investment income                                               125.3                 91.5
Deferred policy acquisition costs                                     1,537.2                   --
Deferred tax asset                                                      220.9                  0.4
Other assets                                                               --                  5.1
Separate Account assets                                              28,083.4                   --
                                                               --------------       --------------
    Total assets                                               $     41,964.4       $     11,736.2
                                                               ==============       ==============

Liabilities and Shareholder's Equity
------------------------------------

Liabilities:
  Due to parent and affiliates                                 $        128.2       $         10.5
  Other liabilities                                                   1,343.5                 21.0
  Federal income taxes - Current                                        351.9                 29.4
  Separate Account liabilities                                       28,083.4                   --
                                                               --------------       --------------
       Total liabilities                                             29,907.0                 60.9
                                                               --------------       --------------

Shareholder's equity:
 Common capital stock, par value $2,000 (1,275 shares
  authorized, issued and outstanding)                                 2,550.0              2,550.0
 Paid-in capital                                                      7,550.0              7,550.0
 Net unrealized capital gains (losses)                                    1.4               (137.4)
 Retained earnings                                                    1,956.0              1,712.7
                                                               --------------       --------------
    Total shareholder's equity                                       12,057.4             11,675.3
                                                               --------------       --------------
     Total liabilities and shareholder's equity                $     41,964.4       $     11,736.2
                                                               ==============       ==============
See Condensed Notes to Financial Statements.

                        AETNA INSURANCE COMPANY OF AMERICA
      (A wholly owned subsidiary of Aetna Life Insurance and Annuity Company)

                 Statements of Changes in Shareholder's Equity
                                    (thousands)

                                                   9 Months Ended September 30,
                                                   ----------------------------

                                                       1995            1994
                                                       ----            ----

Shareholder's equity, beginning of period          $  11,675.3     $  11,584.2

Net change in unrealized capital gains (losses)          138.8          (180.8)

Net income                                               243.3           260.0
                                                   -----------     -----------

Shareholder's equity, end of period                $  12,057.4     $  11,663.4
                                                   ===========     ===========

See Condensed Notes to Financial Statements.

                        AETNA INSURANCE COMPANY OF AMERICA
      (A wholly owned subsidiary of Aetna Life Insurance and Annuity Company)

                             Statements of Cash Flows
                                    (thousands)

                                                                                     9 Months Ended September 30,
                                                                                     ----------------------------
                                                                                     1995                 1994
                                                                                     ----                 ----
Cash Flows from Operating Activities:
     Net income                                                                $        243.3       $        260.0
     Increase in accrued investment income                                              (33.8)              (112.0)
     Increase in deferred policy acquisition costs                                   (1,537.2)                  --
     Net change in amounts due to/from parent and affiliates                            117.7                 32.3
     Net increase (decrease) in other assets and liabilities                          1,327.7                (14.6)
     Increase (decrease) in federal income taxes                                        101.2               (106.7)
     Net amortization of premium on debt securities                                      19.7                 65.5
                                                                               --------------       --------------
         Net cash provided by operating activities                                      238.6                124.5
                                                                               --------------       --------------

Cash Flows from Investing Activities:
     Investment maturities and collection of:
       Debt securities available for sale                                             3,000.0                   --
       Short-term investments                                                           500.0                   --
     Cost of investment purchases in:
       Debt securities available for sale                                            (3,939.2)                  --
       Short-term investments                                                          (492.1)                  --
                                                                               --------------       --------------
         Net cash used for investing activities                                        (931.3)                  --
                                                                               --------------       --------------

Net (decrease) increase in cash and cash equivalents                                   (692.7)               124.5
Cash and cash equivalents, beginning of period                                        4,732.7              4,512.9
                                                                               --------------       --------------

Cash and cash equivalents, end of period                                       $      4,040.0       $      4,637.4
                                                                               ==============       ==============

Supplemental cash flow information:
    Income taxes paid, net                                                     $         30.0       $        247.0
                                                                               ==============       ==============

See Condensed Notes to Financial Statements.

                       AETNA INSURANCE COMPANY OF AMERICA
    (A wholly owned subsidiary of Aetna Life Insurance and Annuity Company)

                    Condensed Notes to Financial Statements

1. Basis of Presentation
   ---------------------

   Aetna Insurance Company of America (the "Company") is a stock life insurance company organized in 1990 under the insurance laws of Connecticut. The Company is a wholly owned subsidiary of Aetna Life Insurance and Annuity Company ("ALIAC"). ALIAC is a wholly owned subsidiary of Aetna Life and Casualty Company ("Aetna"). The Company began marketing and servicing variable individual and group annuity contracts during the second quarter through the Company's Separate Accounts.

   These financial statements have been prepared in conformity with generally accepted accounting principles and are unaudited. These interim statements necessarily rely heavily on estimates including assumptions as to annualized tax rates. In the opinion of management, all adjustments necessary for a fair statement of results for the interim periods have been made. All such adjustments are of a normal recurring nature.

2. Federal Income Tax
   ------------------

   Net unrealized capital gains and losses are presented in shareholder's equity net of deferred taxes. During the nine months ended September 30, 1995, the Company moved from a net unrealized capital loss position of $140.3 thousand at December 31, 1994, to a net unrealized capital gain position of $2.2 thousand at September 30, 1995, primarily due to decreases in interest rates. As a result, all valuation allowances previously established related to deferred tax assets on these capital losses were reversed, which had no impact on net income for the three and nine months ended September 30, 1995.

Independent Auditors' Review Report



The Board of Directors
Aetna Insurance Company of America:

We have reviewed the accompanying condensed balance sheet of Aetna Insurance Company of America as of September 30, 1995, and the related condensed statements of income for the three-month and nine-month periods ended September 30, 1995 and 1994, and the related condensed statements of changes in shareholder's equity and cash flows for the nine-month periods then ended. These condensed financial statements are the responsibility of the Company's management.

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


Hartford, Connecticut
October 26, 1995

Item 2.  Management's Analysis of the Results of Operations

Results of Operations
---------------------
                                                 Three Months Ended             Nine Months Ended
                                                 ------------------             -----------------
                                                    September 30,                  September 30,
                                                    -------------                  -------------

 (Thousands)                                       1995         1994             1995         1994
                                                   ----         ----             ----         ----
Net investment income                           $ 183.7      $ 150.2          $ 536.7      $ 441.7
Charges assessed against policyholders             35.2           --             35.2           --
                                                -------      -------          -------      -------
     Total revenue                                218.9        150.2            571.9        441.7
                                                -------      -------          -------      -------

Operating expenses                                 78.3          2.2            197.3         41.3
                                                -------      -------          -------      -------

Income before federal income taxes                140.6        148.0            374.6        400.4
                                                -------      -------          -------      -------

 Federal income taxes                              49.6         52.1            131.3        140.4
                                                -------      -------          -------      -------

 Net income                                      $ 91.0       $ 95.9          $ 243.3      $ 260.0
                                                =======      =======          =======      =======


The Company's net income decreased 5% and 6% for the three and nine months ended September 30, 1995, respectively, when compared with the same periods a year ago. The decrease in 1995 net income reflects higher operating expenses attributed to the commencement of the Company's business operations offset in part by charges assessed against policyholders and higher net investment income reflecting growth in assets and higher yields on cash equivalents.


Investments
-----------

As of September 30, 1995 and December 31, 1994, all of the Company's debt securities were issued by the U.S. Treasury.


                                          September 30,  December 31,
(Thousands)                                       1995          1994
---------------------------------------------------------------------
Debt securities                              $ 7,957.6     $ 6,906.5
Cash and cash equivalents                      4,040.0       4,732.7
                                               -------       -------

Total debt securities, cash and
 cash equivalents                            $11,997.6     $11,639.2
                                              ========      ========

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


                         AETNA INSURANCE COMPANY OF AMERICA
                               (Registrant)


          November 9, 1995           By   /s/ James C. Hamilton
     ---------------------------        ---------------------------------
     (Date)                             James C. Hamilton
                                        Vice President, Treasurer, and
                                        Director