Form 10-K405
period 1995-12-31
AETNA INSURANCE CO OF AMERICA
filed 1996-03-28
CIK 925988

                      SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C. 20549

                                 Form 10-K

           Annual Report Pursuant to Section 13 or 15(d) of the
                      Securities Exchange Act of 1934

The registrant meets the conditions set forth in General Instruction J(1)(a) and (b) of Form 10-K and is therefore filing this Form with the reduced disclosure format.

For the fiscal year ended December 31, 1995     Commission file number 33-81010


                      Aetna Insurance Company of America
            (Exact name of registrant as specified in its charter)

         Connecticut                                       06-1286272
(State or other jurisdiction of                         (I.R.S. Employer
 incorporation or organization)                          Identification No.)


151 Farmington Avenue, Hartford, Connecticut                  06156
 (Address of principal executive offices)                   (ZIP Code)

Registrant's telephone number, including area code     (860) 273-0978

Securities registered pursuant to Section 12(b) of the Act:  None
Securities registered pursuant to Section 12(g) of the Act:  None

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                              Yes ___X___ No _______

Indicate by check mark if disclosure of delinquent filers pursuant to Item
405 of Regulation    S-K is not contained herein, and will not be contained,
to the best of registrant's knowledge, in definitive proxy or information
statements incorporated by reference in Part III of this Form   10-K or any
amendment to this Form 10-K.

                                       [X]

As of February 29, 1996 there were 1,275 shares of common stock outstanding, par value $2,000 per share, all of which shares were held by Aetna Life Insurance and Annuity Company.


                      Documents Incorporated by Reference

Certain portions of the Aetna Life and Casualty's 1994 Proxy Statement filed on March 18, 1994 and its 1992 Form 10-K filed on March 17, 1993 are incorporated by reference into Part IV of this report.

                      AETNA INSURANCE COMPANY OF AMERICA
     (A wholly owned subsidiary of Aetna Life Insurance and Annuity Company)

                      Annual Report For 1995 on Form 10-K

                              TABLE OF CONTENTS



PART I                                                                   PAGE

Item  1.   Business**..................................................   3
Item  2.   Properties**................................................   6
Item  3.   Legal Proceedings...........................................   6
Item  4.   Submission of Matters to a Vote of Security Holders*


PART II

Item  5.   Market for Registrant's Common Equity and Related
            Stockholder Matters........................................   6
Item  6.   Selected Financial Data*
Item  7.   Management's Analysis of the Results of Operations**........   7
Item  8.   Financial Statements and Supplementary Data.................   9
Item  9.   Changes in and Disagreements with Accountants on Accounting and Financial Disclosure...................................  25


PART III

Item 10.   Directors and Executive Officers of the Registrant*
Item 11.   Executive Compensation*
Item 12.   Security Ownership of Certain Beneficial Owners and Management*
Item 13.   Certain Relationships and Related Transactions*


PART IV

Item 14.   Exhibits, Financial Statement Schedules, and Reports on
            Form 8-K...................................................  25

Index to Financial Statement Schedules.................................  27
Signatures.............................................................  31


** Item prepared in accordance with General Instruction J(2) of Form 10-K.
* Omitted pursuant to General Instruction J(2) of Form 10-K.

                                     PART I

Item 1. Business

Aetna Insurance Company of America (the "Company") is a stock life insurance company organized in 1990 under the insurance laws of Connecticut and is a wholly owned subsidiary of Aetna Life Insurance and Annuity Company ("ALIAC"). ALIAC is a wholly owned subsidiary of Aetna Retirement Services, Inc. ("ARSI"). ARSI is a wholly owned subsidiary of Aetna Life and Casualty Company ("Aetna"), which, with Aetna's subsidiaries, constitutes one of the nation's largest insurance/financial services organizations based on its assets at December 31, 1994. The Company's Home Office is located at 151 Farmington Avenue, Hartford, Connecticut 06156.

During the second quarter of 1995, the Company began marketing and servicing variable and market value adjusted annuities through the Company's Separate Accounts to individuals in the qualified and non-qualified markets.

The Company's variable annuity products utilize Separate Accounts to provide contractholders with a vehicle for investments under which the contractholders assume the investment risks as well as the benefit of favorable performance. Assets held under these products are invested, as designated by the contractholder or participant under a contract, in Separate Accounts, which in turn invest in shares of mutual funds that are managed by ALIAC or other selected mutual funds which are not managed by ALIAC. The Company is compensated by the Separate Accounts for bearing mortality and expense risks pertaining to variable annuity contracts (acturial margin). (See Note 8 of the Notes to Financial Statements).

Product retention is a key driver of profitability for annuity products. To encourage product retention, annuity contracts typically impose a surrender charge on policyholder balances withdrawn for a period of time after the contract's inception. The period of time and level of the charge vary by product. Existing tax penalties on annuity distributions prior to 59 1/2 provide an additional disincentive to premature surrenders of annuity balances, but do not impede transfers of those balances to products of other competitors.

Competition arises from other insurance companies, banks, mutual funds and investment managers. Principal competitive factors are cost, service, product features, investment options and level of investment performance and the perceived financial strength of the investment manager or sponsor. Competition may affect, among other matters, both business growth and the pricing of the Company's products and services.

Products are distributed through a managed network of banks and broker/dealers, as well as the distribution force of other ARSI affiliates.

                                 OTHER MATTERS

REGULATION

The insurance business of the Company is subject to comprehensive, detailed regulation throughout the United States. The laws of the various jurisdictions establish supervisory agencies with broad authority to regulate, among other things, the granting of licenses to transact business, trade practices, agent licensing, policy forms, underwriting and claims practices, reserve adequacy, insurer solvency, the maximum interest rates that can be charged on life insurance policy loans, the minimum rates that must be provided for accumulation of surrender values, the form and content of required financial statements and the type and amounts of investments permitted. The Company is required to file detailed reports with supervisory agencies in each of the jurisdictions in which it does business, and its operations and accounts are subject to examination by such agencies at regular intervals.

Although the federal government does not directly regulate the business of insurance, many federal laws do affect the business. Existing or recently proposed federal laws that may significantly affect or would affect, if passed, the insurance business cover such matters as pensions and other employee benefits, removal of barriers preventing banks from engaging in the insurance and mutual fund businesses, the taxation of insurance companies, and the tax treatment of insurance products.

Material changes in applicable federal and state laws regulations could adversely affect the Company's business operations, although the Company is unable to predict whether any such changes will be implemented.

Several states, including Connecticut, regulate affiliated groups of insurers such as the Company and its affiliates under insurance holding company statutes. Under such laws, intercorporate asset transfers and dividend payments from insurance subsidiaries may require prior notice to or approval of the insurance regulators, depending on the size of such transfers and payments relative to the financial position of the Company making the transfer. Changes in control also are regulated under these laws. As a Connecticut-domiciled insurance company, the Company is subject to comprehensive regulation under the Connecticut insurance laws and by the Connecticut Insurance Department.

In recent years, state insurance regulators have been considering changes in statutory accounting practices and other initiatives to strengthen solvency regulation. The National Association of Insurance Commissioners (NAIC ) has adopted risk-based capital ("RBC") standards for life insurers. The RBC formula is a regulatory tool designed to identify weakly capitalized companies by comparing the company's adjusted surplus to the required surplus, which reflects the risk profile of the Company (RBC ratio). Within certain ratio changes, regulators have increasing authority to take action as the RBC ratio decreases. There are four levels of regulatory action ranging from requiring insurers to submit a comprehensive plan to the state insurance commissioner to when the state insurance commissioner places the insurer under regulatory control. The Company's RBC ratio at December 31, 1995 was significantly above the levels which would require regulatory action.

The Company's variable products involve investments through Separate Accounts, some of which are registered as investment companies with the SEC, as are the variable mutual funds offered by the Company.

The NAIC also is considering several other solvency related regulations including the development of a model investment law and amendments to the model insurance holding company law which would limit types and amounts of investments by insurance companies. In addition, in recent years there has been growing interest among certain members of Congress concerning possible federal roles in the regulation of the insurance industry. Because these other initiatives are in a preliminary stage, management cannot assess the potential impact of their adoption on the Company.

Under insurance guaranty fund laws existing in all states, insurers doing business in those states can be assessed (up to prescribed limits) for certain obligations of insolvent insurance companies to policyholders and claimants. In each of the years in the three year period ended December 31, 1995, the Company has been assessed nominal guaranty fund assessment fees attributable to administrative assessments issued to all companies licensed to do business in a state. Since the Company had written no business prior to December 31, 1994, no assessments should be received relating to insolvencies which occurred prior to December 31, 1994.

FORWARD-LOOKING INFORMATION

The Private Securities Litigation Reform Act of 1995 ("the Act") provides a "safe harbor" for forward-looking statements to encourage companies to provide prospective information about their companies, so long as those statements are identified as forward-looking and are accompanied by meaningful cautionary statements identifying important factors that could cause actual results to differ materially from those discussed in the statement. The Company desires to take advantage of the "safe harbor" provisions of the Act. Certain information contained herein, particularly the information appearing under the heading "Outlook" contained in Item 7-Management's Analysis of the Results of Operations, is forward-looking. Information regarding certain important factors that could cause actual results of operations or outcomes of other events to differ materially from any such forward-looking statement appear together with such statement, and/or elsewhere herein.

MISCELLANEOUS

The Company utilizes the employees of Aetna and its affiliates (primarily ALIAC), and receives an expense allocation, at cost, based on the utilization of these employees.

The Company uses ALIAC's computer facilities. Management believes that ALIAC's computer facilities, systems and related procedures are adequate to meet its business needs. ALIAC's data processing systems and backup and security policies, practices and procedures are regularly evaluated by ALIAC's management and internal auditors and are modified as considered necessary.

The Company is not dependent upon any single customer and no single customer accounted for more than 10% of revenue in 1995.

Item 2. Properties

The Company occupies office space that is owned or leased by Aetna Life Insurance Company or other affiliates of Aetna. Expenses associated with these offices are allocated on a direct and indirect basis to the Company and the other subsidiaries of Aetna.

Item 3. Legal Proceedings

The Company and its Board of Directors know of no material legal proceedings pending to which the Company is a party or which would materially affect the Company.

                                  PART II

Item 5. Market for Registrant's Common Equity and Related Stockholder Matters

All of the Company's outstanding shares are owned by its parent company, ALIAC. For the years ended 1995, 1994 and 1993, the Company did not pay dividends to ALIAC.

The amount of dividends which may be paid by the Company to ALIAC without prior approval by the Insurance Commissioner of the State of Connecticut is subject to various restrictions. Based upon these restrictions, the Company is permitted a maximum of $958.0 thousand in dividend distributions in 1996.

Item 7. Management's Analysis of the Results of Operations

RESULTS OF OPERATIONS

                                   YEARS ENDED DECEMBER 31,
                                   ------------------------
(Thousands)                    1995         1994          1993
                              -----        -----         -----
Net investment income        $721.0        $619.3        $560.0
Realized capital gains          8.3             -             -
Charges assessed against
 policyholders                132.7             -             -
                             ------        ------        ------
  Total revenue               862.0         619.3         560.0

Operating expenses            605.2          83.0          79.5
                             ------        ------        ------
  Total expenses              605.2          83.0          79.5
                             ------        ------        ------

Income before federal
 income taxes                 256.8         536.3         480.5
Federal income taxes           88.9         187.7         168.2
                             ------        ------        ------
Net income                   $167.9        $348.6        $312.3
                             ------        ------        ------
                             ------        ------        ------


                                         1995         1994          1993
                                        -----        -----         -----

Deposits:      Fully guaranteed       $12,953.8      $   -         $   -
               Non-guaranteed          29,887.6          -             -
                                      ---------      -----         ------
               Total                  $42,841.4      $   -         $    -
                                      ---------      -----         ------
                                      ---------      -----         ------

Assets under
 management:   Fully guaranteed       $10,052.4      $   -         $    -
               Non-guaranteed          33,757.6          -              -
                                      ---------      -----         ------
               Total                  $43,810.0      $   -         $    -
                                      ---------      -----         ------
                                      ---------      -----         ------


OVERVIEW
The Company's adjusted earnings (after-tax) follow (in thousands):

                             1995          1994          1993
                            -----         -----         -----
Net income                  $167.9       $348.6        $312.3
 Less:

 Net realized capital
  gains                        5.4           -              -
                            ------       -----         ------
Adjusted earnings           $162.5      $348.6         $312.3
                            ------       -----         ------
                            ------       -----         ------

The Company's adjusted earnings decreased 53% in 1995 following a 12% increase in 1994. The decrease in 1995 adjusted earnings reflects higher operating expenses offset in part by charges assessed against policyholders attributable to the commencement of the Company's business operations. Results in 1995 also reflect higher net investment income reflecting a slight change in asset mix (larger percentage of debt securities versus cash and cash equivalents) and higher yields on cash equivalents. The improvement in 1994 adjusted earnings when compared to 1993 reflected an increase in net investment income primarily due to increasing yields on cash equivalents.


INVESTMENTS

As of December 31, 1995 and 1994, all of the Company's debt securities were issued by the U. S. Treasury.


(Thousands)                       1995         1994
-----------                      -----        -----
Debt securities                $ 8,187.4     $ 6,906.5
                               ---------     ---------
 Total Investments               8,187.4       6,906.5
Cash and cash equivalents        4,044.2       4,732.7
                               ---------     ---------
 Total Investments, cash and
  cash equivalents            $12,231.6      $11,639.2
                               ---------     ---------
                               ---------     ---------

OUTLOOK

Sales of non-qualified products are expected to significantly exceed 1995 levels as relationships formed with broker/dealers and banks in 1995 build sales momentum. The Company also intends to expand its retirement planning capabilities.

Item 8. Financial Statements and Supplementary Data

                            Financial Statements

                                   INDEX

                                                            PAGE
                                                            ----
Independent Auditors' Report                                 10

Financial Statements:

Statements of Income for the Years Ended
  December 31, 1995, 1994 and 1993                           11

Balance Sheets as of December 31, 1995
  and 1994                                                   12

Statements of Changes in Shareholder's Equity for
  the Years Ended December 31, 1995, 1994 and 1993           13

Statements of Cash Flows for the Years
  Ended December 31, 1995, 1994 and 1993                     14

Notes to  Financial Statements                               15

                          INDEPENDENT AUDITORS' REPORT


The Shareholder and Board of Directors
Aetna Insurance Company of America:

We have audited the accompanying balance sheets of Aetna Insurance Company of America as of December 31, 1995 and 1994, and the related statements of income, changes in shareholder's equity, and cash flows for each of the years in the three-year period ended December 31, 1995. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain resonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a resonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Aetna Insurance Company of America at December 31, 1995 and 1994, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 1995, in conformity with generally accepted accounting principles.

As discussed in Note 1 to the financial statements, in 1993 the Company changed its methods of accounting for certain investments in debt and equity securities.



/s/ KPMG Peat Marwick LLP


Hartford, Connecticut
March 20, 1996

                          AETNA INSURANCE COMPANY OF AMERICA
       (A wholly owned subsidiary of Aetna Life Insurance and Annuity Company)

                                Statements of Income
                                    (thousands)


                                              YEARS ENDED DECEMBER 31,
                                              ------------------------
                                           1995          1994        1993
                                           ----          ----        ----

Revenue:
 Net investment income                   $721.0        $619.3       $560.0
 Realized capital gains                     8.3          --           --
 Charges assessed against policyholders   132.7          --           --
                                         ------        ------       ------
    Total revenue                         862.0         619.3        560.0


Expenses:
 Operating expenses                       605.2          83.0         79.5
                                         ------        ------       ------
    Total expenses                        605.2          83.0         79.5


Income before federal income taxes        256.8         536.3        480.5

 Federal income taxes                      88.9         187.7        168.2
                                         ------        ------       ------

Net income                               $167.9        $348.6       $312.3
                                         ------        ------       ------
                                         ------        ------       ------


See Notes to Financial Statements.

                        AETNA INSURANCE COMPANY OF AMERICA
      (A wholly owned subsidiary of Aetna Life Insurance and Annuity Company)

                                 Balance Sheets
                                  (thousands)



                                                     December 31,
ASSETS                                           1995           1994
                                                 ----           ----
Investments:
 Debt securities available for sale:
  (amortized cost $7,953.0 and $7,043.9)     $ 8,187.4       $ 6,906.5

Cash and cash equivalents                      4,044.2         4,732.7
Accrued investment income                        112.6            91.5
Deferred policy acquisition costs              2,066.4              --
Deferred tax asset                               467.6             0.4
Other assets                                       0.8             5.1
Separate Accounts assets                      43,810.0              --
                                             ---------       ----------
     Total assets                            $58,689.0       $11,736.2
                                             ---------       ----------
                                             ---------       ----------


LIABILITIES AND SHAREHOLDER'S EQUITY

Liabilities:
 Due to parent and affiliates                $   174.6      $     10.5
 Other liabilities                             1,932.6            21.0
 Federal income taxes - Current                  638.8            29.4
 Separate Accounts liabilities                43,810.0              --
                                             ---------       ----------
     Total liabilities                        46,556.0            60.9
                                             ---------       ----------

Shareholder's equity:
 Common capital stock, par value $2,000
  (1,275 shares authorized, issued and
  outstanding)                                 2,550.0         2,550.0
 Paid-in capital                               7,550.0         7,550.0
 Net unrealized capital gains (losses)           152.4          (137.4)
 Retained earnings                             1,880.6         1,712.7
                                             ---------       ----------
     Total shareholder's equity               12,133.0        11,675.3
                                             ---------       ----------
     Total liabilities and shareholder's
      equity                                 $58,689.0       $11,736.2
                                             ---------       ----------
                                             ---------       ----------

See Notes to Financial Statements.

                   AETNA INSURANCE COMPANY OF AMERICA
   (A wholly owned subsidiary of Aetna Life Insurance and Annuity Company)


                 Statements of Changes in Shareholder's Equity
                                (thousands)


                                                  YEARS ENDED DECEMBER 31,
                                                  ------------------------

                                               1995         1994      1993
                                               ----         ----      ----

Shareholder's equity, beginning of period    $11,675.3   $11,584.2   $11,151.8

Net change in unrealized capital
 gains (losses)                                  289.8      (257.5)      120.1

Net income                                       167.9       348.6       312.3
                                             ---------   ---------   ---------
Shareholder's equity, end of period          $12,133.0   $11,675.3   $11,584.2
                                             ---------   ---------   ---------
                                             ---------   ---------   ---------







See Notes to Financial Statements.

                   AETNA INSURANCE COMPANY OF AMERICA
   (A wholly owned subsidiary of Aetna Life Insurance and Annuity Company)


                          Statements of Cash Flows
                                (thousands)



                                                                 YEARS ENDED DECEMBER 31,
                                                                 ------------------------

                                                                 1995         1994        1993
                                                                 ----         ----        ----

Cash Flows from Operating Activities:                         $   167.9     $  348.6   $   312.3
  Net income
  Adjustments to reconcile net income to net cash
   provided by operating activities:
    Decrease (increase) in accrued investment income              (21.1)          --        46.3
    Increase in deferred policy acquisition costs              (2,066.4)          --          --
    Net change in amounts due to/from parent and affiliates       164.1        (79.2)      184.9
    Net increase (decrease) in other assets and liabilities     1,915.9          1.2       (76.0)
    Increase (decrease) in federal income taxes                    60.2       (138.9)       50.2
    Net amortization of premium on debt securities                 22.2         88.1        78.4
                                                               --------     --------    --------
     Net cash provided by operating activities                    242.8        219.8       596.1
                                                               --------     --------    --------

Cash Flows from Investing Activities:
  Investment maturities and collection of:
   Debt securities available for sale                           3,000.0           --     2,290.0
   Short-term investments                                         500.0           --          --
  Cost of investment purchases in:
   Debt securities available for sale                          (3,939.2)          --    (2,452.8)
   Short-term investments                                        (492.1)          --          --
                                                               --------     --------    --------
     Net cash used for investing activities                      (931.3)          --      (162.8)
                                                               --------     --------    --------
Net (decrease) increase in cash and cash equivalents             (688.5)       219.8       433.3
Cash and cash equivalents, beginning of period                  4,732.7      4,512.9     4,079.6
                                                               --------     --------    --------
Cash and cash equivalents, end of period                       $4,044.2     $4,732.7    $4,512.9
                                                               --------     --------    --------
                                                               --------     --------    --------
Supplemental cash flow information:
 Income taxes paid, net                                        $   28.7     $  326.6    $  118.0
                                                               --------     --------    --------
                                                               --------     --------    --------


See Notes to Financial Statements.

                          AETNA INSURANCE COMPANY OF AMERICA
       (A wholly owned subsidiary of Aetna Life Insurance and Annuity Company)

Notes to Financial Statements
December 31, 1995, 1994 and 1993


1. Summary of Significant Accounting Policies

Aetna Insurance Company of America (the "Company") is a stock life insurance company organized in 1990 under the insurance laws of Connecticut. The Company is a wholly owned subsidiary of Aetna Life Insurance and Annuity Company ("ALIAC"). ALIAC is a wholly owned subsidiary of Aetna Retirement Services, Inc. ("ARSI"). ARSI is a wholly owned subsidiary of Aetna Life and Casualty Company ("Aetna"). During the second quarter of 1995, the Company began marketing and servicing variable and market value adjusted annuities through the Company's Separate Accounts to individuals in the qualified and non-qualified markets.


BASIS OF PRESENTATION

These financial statements have been prepared in conformity with generally accepted accounting principles. Certain reclassifications have been made to 1994 and 1993 financial information to conform to 1995 presentation.


ACCOUNTING CHANGES

Accounting for Certain Investments in Debt and Equity Securities

On December 31, 1993, the Company adopted Financial Accounting Standard ("FAS") No. 115, Accounting for Certain Investments in Debt and Equity Securities, which requires the classification of debt securities into three categories: "held to maturity", which are carried at amortized cost; "available for sale", which are carried at fair value with changes in fair value recognized as a component of shareholder's equity; and "trading", which are carried at fair value with immediate recognition in income of changes in fair value.

Initial adoption of this standard resulted in a net increase of $120.1 thousand, net of taxes of $64.6 thousand, to net unrealized gains in shareholder's equity.

USE OF ESTIMATES

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from reported results using those estimates.

                     AETNA INSURANCE COMPANY OF AMERICA
     (A wholly owned subsidiary of Aetna Life Insurance and Annuity Company)

                 Notes to Financial Statements (continued)


1. Summary of Significant Accounting Policies (continued)

CASH AND CASH EQUIVALENTS

Cash and cash equivalents include cash on hand, money market instruments and other debt issues with a maturity of ninety days or less when purchased.

INVESTMENTS

At December 31, 1995 and 1994, all of the Company's debt securities are classified as available for sale and carried at fair value. These securities are written down (as realized losses) for other than temporary decline in value. Unrealized gains and losses related to these securities, after deducting related taxes, are reflected in shareholder's equity. Fair values for debt securities are based on quoted market prices or dealer quotations. Purchases and sales of debt securities are recorded on the trade date.


DEFERRED POLICY ACQUISITION COSTS

Certain costs of acquiring insurance business have been deferred. These costs, all of which vary with and are primarily related to the production of new business, consist principally of commissions, certain expenses of underwriting and issuing contracts and certain agency expenses. Such costs are amortized in proportion to estimated gross profits and adjusted to reflect actual gross profits and are amortized over twenty years. Deferred policy acquisition costs are written off to the extent that it is determined that future policy premiums and investment income or gross profits would not be adequate to cover related losses and expenses.

CHARGES ASSESSED AGAINST POLICYHOLDERS

Charges assessed against policyholders' funds for surrender charges, actuarial margin and other fees are recorded as revenue when earned.

                     AETNA INSURANCE COMPANY OF AMERICA
   (A wholly owned subsidiary of Aetna Life Insurance and Annuity Company)

                  Notes to Financial Statements (continued)


1. Summary of Significant Accounting Policies (continued)

SEPARATE ACCOUNTS

Assets held under variable annuity contracts are segregated in Separate Accounts and are invested, as designated by the contractholder, in shares of mutual funds that are managed by ALIAC or other selected mutual funds not managed by ALIAC. Separate Accounts assets and liabilities are carried at fair value except for those relating to a guaranteed interest option which is offered through a Separate Account. The assets of the Separate Account supporting the guaranteed interest option are carried at an amortized cost of $10.1 million for 1995 (fair value of $9.3 million), since the Company bears the investment risk where the contract is held to maturity. Reserves relating to the guaranteed interest option are maintained at fund value and reflect interest credited at rates ranging from 4.65% to 6.0% in 1995. Separate Accounts assets and liabilities are shown as separate captions in the Balance Sheets. Deposits, investment income and net realized and unrealized capital gains (losses) of the Separate Accounts are not reflected in the Statements of Income (with the exception of realized capital gains (losses) on the sale of assets supporting the guaranteed interest option). The Statements of Cash Flows do not reflect investment activity of the Separate Accounts.

FEDERAL INCOME TAXES

The Company is included in the consolidated federal income tax return of Aetna. The Company is taxed at regular corporate rates after adjusting income reported for financial statement purposes for certain items. Deferred income tax benefits result from changes during the year in cumulative temporary differences between the tax basis and book basis of assets and liabilities.


2. Investments

Investments in debt securities available for sale were as follows:


(Thousands)

                                              GROSS         GROSS
(Thousands)                     AMORTIZED   UNREALIZED    UNREALIZED    FAIR
                                  COST        GAINS        LOSSES      VALUE
                                ---------   ----------    ----------   ------

1995
 U.S. Treasury securities       $7,953.0      $237.4      $  3.0      $8,187.4
                                --------      ------      ------      --------
                                --------      ------      ------      --------

1994
 U.S. Treasury securities       $7,043.9      $  4.2      $141.6      $6,906.5
                                --------      ------      ------      --------
                                --------      ------      ------      --------

                        AETNA INSURANCE COMPANY OF AMERICA
    (A wholly owned subsidiary of Aetna Life Insurance and Annuity Company)

                     Notes to Financial Statements (continued)

2. Investments (continued)

The amortized cost and fair value of debt securities for the year ended December 31, 1995 are shown below by contractual maturity. Actual maturities may differ from contractual maturities because securities may be restructured, called or prepaid.

                                       AMORTIZED        FAIR
   (Thousands)                           COST          VALUE
                                       ---------       -----

   Due to mature:

   One year or less                     $2,526.1      $2,526.0
   After one year through five years     5,426.9       5,661.4
                                        --------      --------
   Total                                $7,953.0      $8,187.4
                                        --------      --------
                                        --------      --------

The Company engages in securities lending whereby certain securities from its portfolio are loaned to other institutions for short periods of time. Cash collateral, which is in excess of the market value of the loaned securities, is deposited by the borrower with a lending agent, and retained and invested by the lending agent to generate additional income for the Company. The market value of the loaned securities is monitored on a daily basis with additional collateral obtained or refunded as the market value fluctuates.
At December 31, 1995, the Company had no securities out on loan.

At December 31, 1995 and 1994, debt securities carried at $4.4 million and $3.9 million, respectively, were on deposit as required by various state regulatory agencies.


3. Capital Gains and Losses on Investments

Realized capital gains or losses are the difference between proceeds received from investments sold or prepaid, and amortized cost. Net realized capital gain on debt securities, as reflected in the Statements of Income for the year ended December 31, 1995, were $8.3 thousand. For the years ended December 31, 1994 and 1993 there were no realized capital gains or losses.

Unrealized capital gains (losses) on investments carried at fair value, net of related taxes, reflected in shareholder's equity, were as follows for December 31:

                      AETNA INSURANCE COMPANY OF AMERICA
   (A wholly owned subsidiary of Aetna Life Insurance and Annuity Company)

                   Notes to Financial Statements (continued)


3. Capital Gains and Losses on Investments (continued)


(Thousands)                                1995           1994
                                           ----           ----
Debt securities
  Gross unrealized gains                  $237.4        $   4.2
  Gross unrealized losses                   (3.0)        (141.6)
                                           ------        ------
                                            234.4        (137.4)
Deferred federal income taxes (See Note 6)   82.0             -
                                           ------        ------

Net unrealized capital gains (losses)      $152.4       $(137.4)
                                           ------        ------
                                           ------        ------

4. Net Investment Income

 Sources of net investment income were as follows:


(Thousands)                     1995       1994      1993
                                ----       ----      ----
Debt securities               $457.5     $414.1     $425.7
Cash equivalents               261.1      205.2      135.3
Other                            2.4        --         --
                              ------     ------     ------
Gross investment income        721.0      619.3      561.0
Less investment expenses          --        --         1.0
                              ------     ------     ------
Net investment income         $721.0    $619.3      $560.0
                              ------    ------      ------
                              ------    ------      ------


5. Dividend Restrictions and Shareholder's Equity

The amount of dividends that may be paid to the shareholder in 1996 without prior approval by the Insurance Commissioner of the State of Connecticut is $958.0 thousand.

The Insurance Department of the State of Connecticut (the "Department") recognizes as net income and shareholder's equity those amounts determined in conformity with statutory accounting practices prescribed or permitted by the Department, which differ in certain respects from generally accepted
accounting principles ("GAAP").   Statutory net income was $378.9 thousand,
$348.1 thousand and $312.3 thousand for the years ended December 31, 1995, 1994 and 1993, respectively. Statutory shareholder's equity was $12.1 million and $11.8 million as of December 31, 1995 and 1994, respectively.

As of December 31, 1995 and 1994, the Company does not utilize any statutory accounting practices which are not prescribed by insurance regulators that, individually or in the aggregate, materially affect statutory shareholder's equity.

                       AETNA INSURANCE COMPANY OF AMERICA
    (A wholly owned subsidiary of Aetna Life Insurance and Annuity Company)

                  Notes to Financial Statements (continued)

6. Federal Income Taxes

The Company is included in the consolidated federal income tax return of Aetna. Aetna allocates to each member an amount approximating the tax it would have incurred were it not a member of the consolidated group, and credits the member for the use of its tax saving attributes in the consolidated return.

Components of income tax expense (benefits) were as follows:



                                    1995     1994     1993
                                    ----     ----     ----
                                         (thousands)

Current tax expense:
  Income from operations          $635.2    $188.1   $168.2
  Net realized capital gains         2.9         -        -
                                  ------    ------   ------
                                   638.1     188.1    168.2
                                  ------    ------   ------

Deferred tax benefit:
  Income from operations          (549.2)      (.4)      --
                                  ------    ------   ------
  Total                           $ 88.9    $187.7   $168.2
                                  ------    ------   ------
                                  ------    ------   ------

Income tax expense was different from the amount computed by applying the federal income tax rate to income before federal income taxes for the following reasons:



                                    1995     1994     1993
                                    ----     ----     ----
                                         (thousands)


Income before federal income
 taxes                            $256.8    $536.3   $480.5
Tax rate                              35%       35%      35%
                                  ------    ------   ------
 Application of the tax rate      $ 89.9    $187.7   $168.2
Other, net                          (1.0)       --       --
                                  ------    ------   ------
 Income tax expense               $ 88.9    $187.7   $168.2
                                  ------    ------   ------
                                  ------    ------   ------

                       AETNA INSURANCE COMPANY OF AMERICA
    (A wholly owned subsidiary of Aetna Life Insurance and Annuity Company)

                    Notes to Financial Statements (continued)

6. Federal Income Taxes (continued)

The tax effects of temporary differences that give rise to deferred tax assets and deferred tax liabilities at December 31, 1995 and 1994 are presented below:



                                       1995      1994
                                       ----      ----
                                        (thousands)

 Deferred tax assets:
  Net unrealized capital losses    $     --      $48.1
  Insurance reserves                1,054.6          --
  Other, net                            --          .4
                                   --------      -----
 Total gross assets                 1,054.6       48.5
 Less valuation allowance               --        48.1
                                   --------      -----
 Deferred tax assets, net of
  valuation                        1,054.6         .4


 Deferred tax liabilities:
  Deferred policy acquisition
   costs                             496.4         --
  Net unrealized capital gains        82.0         --
  Other                                8.6         --
                                   --------      -----
 Total gross liabilities             587.0         --
                                   --------      -----
  Net deferred tax asset            $467.6      $  .4
                                   --------      -----
                                   --------      -----


Net unrealized capital gains and losses are presented in shareholder's equity net of deferred taxes. At December 31, 1994, $137.4 thousand of net unrealized capital losses were reflected in shareholder's equity without deferred tax benefits. As of December 31, 1995, no valuation allowance was required for unrealized capital gains and losses. The reversal of the valuation allowance had no impact on net income in 1995. Management believes that it is more likely than not that the Company will realize the benefit of the net deferred tax asset.

The Internal Revenue Service ("Service") has completed examinations of the consolidated federal income tax returns of Aetna through 1986. Discussions are being held with the Service with respect to proposed adjustments. However, management believes there are adequate defenses against, or sufficient reserves to provide for, such challenges. The Service has commenced its examinations for the years 1987 through 1990.

7. Benefit Plans

The Company utilizes the employees of Aetna and its affiliates (primarily ALIAC). The following is a discussion of benefit plans as they apply to ALIAC. The charges to operations of the Company for the utilization of these employee's during 1995 were immaterial. There were no charges to operations of the Company during 1994 and 1993 for the benefit plans described below.

                   AETNA INSURANCE COMPANY OF AMERICA
   (A wholly owned subsidiary of Aetna Life Insurance and Annuity Company)

                Notes to Financial Statements (continued)

7. Benefit Plans (continued)

Employee Pension Plans - ALIAC, in conjunction with Aetna, has non-contributory defined benefit pension plans covering substantially all employees. The plans provide pension benefits based on years of service and average annual compensation (measured over sixty consecutive months of highest earnings in a 120 month period). Contributions are determined using the Projected Unit Credit Method and, for qualified plans subject to ERISA requirements, are limited to the amounts that are currently deductible for tax reporting purposes. The accumulated benefit obligation and plan assets are recorded by Aetna. The accumulated plan assets exceed accumulated plan benefits.

Agent Pension Plans - ALIAC, in conjunction with Aetna, has a non-qualified pension plan covering certain agents. The plan provides pension benefits based on annual commission earnings. The accumulated plan assets exceed accumulated plan benefits.

Employee Postretirement Benefits - In addition to providing pension benefits, Aetna also provides certain postretirement health care and life insurance benefits, subject to certain caps, for retired employees. Medical and dental benefits are offered to all full-time employees retiring at age 50 with at least 15 years of service or at age 65 with at least 10 years of service. Retirees are required to contribute to the plans based on their years of service with Aetna.

Agen Postretirement Benefits - ALIAC, in conjunction with Aetna, also provides certain postemployment health care and life insurance benefits for certain agents. Incentive Savings Plan - Substantially all employees are eligible to participate in a savings plan under which designated contributions, which may be invested in common stock of Aetna or certain other investments, are matched, up to 5% of compensation, by Aetna.

Stock Plans - Aetna has a stock incentive plan that provides for stock options and deferred contingent common stock or cash awards to certain key employees. Aetna also has a stock option plan under which executive and middle management employees of Aetna may be granted options to purchase common stock of Aetna at the market price on the date of grant or, in connection with certain business combinations, may be granted options to purchase common stock on different terms.

                        AETNA INSURANCE COMPANY OF AMERICA
     (A wholly owned subsidiary of Aetna Life Insurance and Annuity Company)

                     Notes to Financial Statements (continued)

8. Related Party Transactions

Substantially all of the administrative and support functions of the Company are provided by Aetna and its affiliates. The financial statements reflect allocated charges, at cost, for these services based upon measures appropriate for the type and nature of service provided. Total charges allocated to the Company, including rent, salaries and other administrative expenses, were $350.0 thousand and $1.0 thousand for the years ended December 31, 1995 and 1993, respectively. There were no charges in 1994.

The Company is compensated by the Separate Accounts for bearing mortality and expense risks pertaining to variable annuity contracts. Under the insurance contracts, the Separate Accounts pay the Company a daily fee which, on an annual basis, is 1.40% of their average daily net assets. The amount of compensation and fees received from the Separate Accounts, charges assessed against policyholders, amounted to $132.7 thousand for the year ended December 31, 1995. There were no charges assessed against policyholders for the years ended December 31, 1994 and 1993.

9. Estimated Fair Value

The carrying values and estimated fair values of the Company's financial instruments at December 31, 1995 and 1994 were as follows:


                                     1995                   1994
                             -------------------       ------------------
(Thousands)                    CARRYING    FAIR          CARRYING    FAIR
                                VALUE      VALUE          VALUE     VALUE
                               -------    ------         --------   ------

Assets:
 Cash and cash equivalents    $4,044.2   $4,044.2        $4,732.7  $4,732.7

 Debt securities               8,187.4    8,187.4         6,906.5   6,906.5


Fair value estimates are made at a specific point in time, based on available market information and judgments about the financial instrument, such as estimates of timing and amount of expected future cash flows. Such estimates do not reflect any premium or discount that could result from offering for sale at one time the Company's entire holdings of a particular financial instrument, nor do they consider the tax impact of the realization of unrealized gains or losses. In evaluating the Company's management of interest rate and liquidity risk, the fair values of all assets and liabilities should be taken into consideration, not only those above.

The following valuation methods and assumptions were used by the Company in estimating the fair value of the above financial instruments:

DEBT SECURITIES: Fair values are based on quoted market prices or dealer quotations.

OFF-BALANCE-SHEET FINANCIAL INSTRUMENTS (INCLUDING DERIVATIVE FINANCIAL INSTRUMENTS) The Company did not have transactions in derivative instruments in 1995 or 1994.

                     AETNA INSURANCE COMPANY OF AMERICA
     (A wholly owned subsidiary of Aetna Life Insurance and Annuity Company)

                  Notes to Financial Statements (continued)

10.  Commitments and Contingent Liabilities

COMMITMENTS

At December 31, 1995 and 1994 the Company had no commitments or contingent liabilities.

LITIGATION

There were no material legal proceedings pending against the Company as of December 31, 1995 or 1994 which were beyond the ordinary course of business.

Item 9. Disagreements on Accounting and Financial Disclosure

    None.

                                      PART IV


Item 14. Exhibits, Financial Statement Schedules and Reports on Form 8-K

(a)  The following documents are filed as part of this report:

1.  Financial statements.  See Item 8 on Page 9.
2. Financial statement schedules. See Index to Financial Statement Schedules on Page 27.
3.  Exhibits:

3(a)  Certificate of Incorporation

Incorporated herein by reference to Registration Statement on Form N-4, File No. 33-80750, as filed with the Securities and Exchange Commission on June 23, 1994.

3(b)  By-Laws

Incorporated herein by reference to Registration Statement on Form N-4, File No. 33-80750, as filed with the Securities and Exchange Commission on June 23, 1994.

4. Instruments Defining the Rights of Security Holders, Including Indentures (Annuity Contracts)

Incorporated herein by reference to Registration Statement on Form N-4, File No. 33-80750, as filed with the Securities and Exchange Commission on June 23, 1994.

Incorporated herein by reference to Registration Statement on Form N-4, File No. 33-59749, as filed with the Securities and Exchange Commission on June 1, 1995.

Incorporated herein by reference to Pre-Effective Amendment No. 3 to the Registration Statement on Form S-2, File No. 33-63657, as filed with the Securities and Exchange Commission on October 24, 1994.

Item 14. Exhibits, Financial Statement Schedules and Reports on Form 8-K (Continued)

10. Material Contracts (Management contracts / compensatory plans or arrangements)

The 1984 Stock Option Plan of Aetna Life and Casualty Company and the amendments thereto; incorporated by reference to Aetna Life and Casualty Company's 1992 Form 10-K, filed on March 17, 1993.
Commission File Number 1-5704

Aetna Life and Casualty Company's Supplemental Incentive Savings Plan; incorporated by reference to Aetna Life and Casualty Company's 1992 Form 10-K, filed on March 17, 1993.
Commission File Number 1-5704

Aetna Life and Casualty Company's Supplemental Pension Benefit Plan; incorporated by reference to Aetna Life and Casualty Company's 1992 Form 10-K, filed on March 17, 1993.
Commission File Number 1-5704

Aetna Life and Casualty Company's 1986 Management Incentive Plan as amended effective February 25, 1994; incorporated by reference to Aetna Life and Casualty Company's 1993 Form 10-K, filed on March 18, 1994.
Commission File Number 1-5704.

Aetna Life and Casualty Company's 1994 Stock Incentive Plan; incorporated by reference to 1994 Proxy Statement of Aetna Life and Casualty Company.

25.  Power of Attorney

Filed with this Report immediately after Signature page.

27. Financial Data Schedule

Exhibits other than these listed are omitted because they are not required or not applicable.

(b)  Reports on Form 8-K.

None.

Index to Financial Statement Schedules


                                                                  PAGE
                                                                  ----
Independent Auditors' Report....................................   28

I.  Summary of Investments - Other than Investments in
     Affiliates as of December 31, 1995.........................   29

III. Supplementary Insurance Information as of and for the years
      ended December 31, 1995, 1994, 1993.......................   30


Schedules other than those listed above are omitted because they are not required or are not applicable.

                          INDEPENDENT AUDITORS' REPORT



The Shareholder and Board of Directors
Aetna Insurance Company of America:


Under date of March 20, 1996, we reported on the balance sheets of Aetna Insurance Company of America as of December 31, 1995 and 1994, and the related statements of income, changes in shareholder's equity, and cash flows for each of the years in the three-year period ended December 31, 1995, as included herein. In connection with out audits of the aforementioned financial statements, we also have audited the related financial statement schedules as listed in the accompanying index. These financial statement schedules are the reponsibility of the Company's management. Our responsibility is to express an opinion on these financial statement sechedules based on our audits.


In our opinion, such financial statement schedules, when considered in relation to the basic financial sttaements taken as a whole, present fairly, in all material respects, the information set forth therein.


As discussed in Note 1 to the financial statements, in 1993 the Company changed its methods of accounting for certain investments in debt and equity securities.




/s/ KPMG Peat Marwick LLP


Hartford, Connecticut
March 20, 1996

                          AETNA INSURANCE COMPANY OF AMERICA
     (A wholly owned subsidiary of Aetna Life Insurance and Annuity Company)

                                   SCHEDULE I

           Summary of Investments - Other than Investments in Affiliates

                              December 31, 1995
                                 (thousands)



                                                                   AMOUNT AT
                                                                  WHICH SHOWN
                                                                    IN THE
TYPE OF INVESTMENT                    COST          VALUE*       BALANCE SHEET
------------------                    ----          ------       -------------

Debt Securities:
 U.S. Treasury securities         $7,953.0       $8,187.4          $8,187.4
                                  --------       --------          --------
 Total Investments - other than
  investments in affiliates       $7,953.0       $8,187.4          $8,187.4
                                  --------       --------          --------
                                  --------       --------          --------


* See Notes 1, 2 and 9 to Financial Statements.

                          AETNA INSURANCE COMPANY OF AMERICA
     (A wholly owned subsidiary of Aetna Life Insurance and Annuity Company)

                                   SCHEDULE III

                       Supplementary Insurance Information

         As of and for the years ended December 31, 1995, 1994 and 1993





(Thousands)
                                                                                                                       Amortization
            Deferred                               Unpaid     Policyholders'                          Other income    of deferred
             policy        Future                claims and    funds left                  Net         (including        policy
           acquisition     policy     Unearned     claim        with the     Premium   investment   realized capital   acquisition
             costs        benefits    premiums    expenses       company     revenue    income(1)   gains and losses)     costs
-----------------------------------------------------------------------------------------------------------------------------------
1995        $2066.4         $ -          $ -       $ -            $ -        $ -         $721.0         $141.0           $ -
           ------------------------------------------------------------------------------------------------------------------------

1994        $   -           $ -          $ -       $ -            $ -        $ -         $619.3         $  -           $ -
           ------------------------------------------------------------------------------------------------------------------------

1993        $   -           $ -          $ -       $ -            $ -        $ -         $560.0         $  -           $ -
           ------------------------------------------------------------------------------------------------------------------------



                           Current
            Other         & Future
          operating       benefits
          expenses        expenses
-----------------------------------

1995      $605.2          $ -
          -------------------------

1994      $ 83.0          $ -
          -------------------------

1993      $ 79.5          $ -
          -------------------------



(1) The allocation of net investment income is based upon the investment year method or specific identification of certain portfolios within specific segments.

                                  SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                 AETNA INSURANCE COMPANY OF AMERICA
                                         (Registrant)

Date  _____________               By /s/ James C. Hamilton
                                     ____________________________________
                                     James C. Hamilton
                                     Vice President, Treasurer, and
                                     Director


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on March 29, 1996.

     Signature                      Title

         *
 _______________________       President and Director
  Daniel P. Kearney            (Principal Executive Officer)


         *
_______________________       Vice President, Treasurer, and Director
  James C. Hamilton


         *
_______________________       Senior Vice President and Director
  Scott A. Striegel


         *
_______________________       Senior Vice President and Director
  Shaun P. Mathews


* By:  /s/ Maria McKeon
       ___________________________________
       Maria McKeon, Corporate Secretary and Counsel

                                POWER OF ATTORNEY


We, the undersigned directors and officers of Aetna Insurance Company of America, hereby severally constitute and appoint Maria F. McKeon and James C. Hamilton and each of them individually, our true and lawful attorneys, with full power to them and each of them to sign for us, and in our names and in the capacities indicated below, the 1995 Form 10-K and any and all amendments thereto to be filed with the Securities and Exchange Commission under the Securities Exchange Act of 1934, hereby ratifying and confirming our signatures as they may be signed by our said attorney to the Form 10-K and any and all amendments thereto.

WITNESS our hands and common seal on this 29th day of March, 1996.

     Signature                        Title

/s/ Daniel P. Kearney
________________________       President and Director
  Daniel P. Kearney            (Principal Executive Officer)

/s/ James C. Hamilton
________________________       Vice President, Treasurer, and Director
  James C. Hamilton

/s/ Scott A. Striegel
________________________       Senior Vice President and Director
  Scott A. Striegel

/s/ Shaun P. Mathews
________________________       Senior Vice President and Director
  Shaun P. Mathews