Form 10-Q
period 1996-03-31
AETNA INSURANCE CO OF AMERICA
filed 1996-05-14
CIK 925988

                      SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C.  20549

                                 Form 10-Q

                Quarterly Report Pursuant to Section 13 or 15(d)
                    of the Securities Exchange Act of 1934


For the quarterly period ended MARCH 31, 1996  Commission file number  33-81010


                        AETNA INSURANCE COMPANY OF AMERICA
              (Exact name of registrant as specified in its charter)


                CONNECTICUT                                   06-1286272
     (State or other jurisdiction of                        (I.R.S. Employer
      incorporation or organization)                       Identification No.)


151 FARMINGTON AVENUE, HARTFORD, CONNECTICUT                     06156
  (Address of principal executive offices)                     (ZIP Code)


Registrant's telephone number, including area code     (860) 273-0978


                                     NONE
Former name, former address and former fiscal year if changed since last report


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                    Yes   X                     No
                       ------                      ------


Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.


                                                         SHARES OUTSTANDING AT
   TITLE OF CLASS                                            APRIL 30, 1996

Common Capital Stock,
 par value $2,000                                                 1,275

The registrant meets the conditions set forth in General Instruction H(1)(a) and (b) of Form 10-Q and is therefore filing this Form with the reduced disclosure format.

                     AETNA INSURANCE COMPANY OF AMERICA
    (A wholly owned subsidiary of Aetna Life Insurance and Annuity Company)

        Quarterly Report For Period Ended March 31, 1996 on Form 10-Q

                             TABLE OF CONTENTS


                                                                          PAGE
PART I.     FINANCIAL INFORMATION

Item 1.     Financial Statements

        Statements of Income ............................................   3
        Balance Sheets ..................................................   4
        Statements of Changes in Shareholder's Equity ...................   5
        Statements of Cash Flows ........................................   6
        Condensed Notes to Financial Statements .........................   7
        Independent Auditors' Review Report .............................   8

Item 2.     Management's Analysis of the Results of Operations ..........   9


PART II.    OTHER INFORMATION ...........................................  11

Signatures ............................................................... 12

                      AETNA INSURANCE COMPANY OF AMERICA
    (A wholly owned subsidiary of Aetna Life Insuranceand Annuity Company)
                            Statements of Income
                                 (thousands)



                                                      3 Months Ended March 31,
                                                      ------------------------
                                                         1996          1995
                                                      ----------    ----------
Revenue:
  Net investment income                                $ 174.5     $174.0
  Charges assessed against policyholders                 160.9        --
                                                      ----------  ----------
      Total revenue                                      335.4      174.0

Expenses:
  Operating expenses                                     659.1       54.5
                                                      ----------  ----------
      Total expenses                                     659.1       54.5

Income (loss) before federal income
  taxes (benefits)                                      (323.7)      119.5

  Federal income taxes (benefits)                       (158.9)       41.8
                                                      ----------  ----------
Net income (loss)                                     $ (164.8)     $ 77.7
                                                      ----------  ----------
                                                      ----------  ----------



See Condensed Notes to Financial Statements.

                      AETNA INSURANCE COMPANY OF AMERICA
    (A wholly owned subsidiary of Aetna Life Insuranceand Annuity Company)
                               Balance Sheets
                                 (thousands)



                                                            March 31,     December 31
                                                              1996           1995
                                                           ----------     ----------
ASSETS

Investments:
  Debt securities available for sale:
     (amortized cost $7,985.6 and $7,953.0)                $ 8,096.2      $ 8,187.4

Cash and cash equivalents                                    5,278.1        4,044.2
Accrued investment income                                      235.2          112.6
Deferred policy acquisition costs                            3,389.9        2,066.4
Deferred tax asset                                             519.6          467.6
Federal income taxes receivable                                150.3             --
Other assets                                                     4.1            0.8
Separate Accounts assets                                    62,015.1       43,810.0
                                                           ----------     ----------
     Total assets                                          $79,688.5      $58,689.0
                                                           ----------     ----------
                                                           ----------     ----------

LIABILITIES AND SHAREHOLDER'S EQUITY

Liabilities:
  Policyholders' funds left with the company               $   558.5      $      --
  Due to parent and affiliates                                 469.6          174.6
  Other liabilities                                          4,757.7        1,932.6
  Federal income taxes payable                                    --          638.8
  Separate Accounts liabilities                             62,015.1       43,810.0
                                                           ----------     ----------
     Total liabilities                                      67,800.9       46,556.0
                                                           ----------     ----------
Shareholder's equity:
  Common capital stock, par value $2,000 (1,275 shares
   authorized, issued and outstanding)                       2,550.0        2,550.0
  Paid-in capital                                            7,550.0        7,550.0
  Net unrealized capital gains                                  71.8          152.4
  Retained earnings                                          1,715.8        1,880.6
                                                           ----------     ----------
     Total shareholder's equity                             11,887.6       12,133.0
                                                           ----------     ----------
       Total liabilities and shareholder's equity          $79,688.5      $58,689.0
                                                           ----------     ----------
                                                           ----------     ----------


See Condensed Notes to Financial Statements.

                     AETNA INSURANCE COMPANY OF AMERICA
    (A wholly owned subsidiary of Aetna Life Insurance and Annuity Company)

               Statements of Changes in Shareholder's Equity
                              (thousands)


                                                     3 Months Ended March 31,
                                                     ------------------------
                                                        1996          1995
                                                     ----------     ---------

Shareholder's equity, beginning of period            $12,133.0      $11,675.3


Net change in unrealized capital gains (losses)          (80.6)          61.7


Net income (loss)                                       (164.8)          77.7
                                                     ----------     ---------
Shareholder's equity, end of period                  $11,887.6      $11,814.7
                                                     ----------     ---------
                                                     ----------     ---------


See Condensed Notes to Financial Statements.

                   AETNA INSURANCE COMPANY OF AMERICA
 (A wholly owned subsidiary of Aetna Life Insurance and Annuity Company)

                        Statements of Cash Flows
                              (thousands)


                                                                    3 Months Ended March 31,
                                                                    ------------------------
                                                                       1996           1995
                                                                    ----------     ---------
Cash Flows from Operating Activities:
      Net income (loss)                                             $  (164.8)     $   77.7
      Increase in accrued investment income                            (122.6)       (111.6)
      Increase in deferred policy acquisition costs                  (1,323.5)         (5.8)
      Net change in amounts due to/from parent and affiliates           295.0           4.7
      Net increase in other assets and liabilities                    2,821.8          20.5
      Increase (decrease) in federal income taxes                      (797.8)         41.8
      Net amortization of premium on debt securities                      2.2          18.6
                                                                    ----------     ---------
          Net cash (used for) provided by operating activities          710.3          45.9
                                                                    ----------     ---------
Cash Flows from Investing Activities:
         Cost of investment purchases in:
           Debt securities available for sale                           (34.9)       (429.3)
           Short-term investments                                          --        (492.1)
                                                                    ----------     ---------
               Net cash used for investing activities                   (34.9)       (921.4)
                                                                    ----------     ---------
Cash Flows from Financing Activities:
         Deposits and interest credited for investment contracts        558.5
                                                                    ----------     ---------
               Net cash provided by financing activities                558.5            --
                                                                    ----------     ---------

Net increase (decrease) in cash and cash equivalents                  1,233.9        (875.5)
Cash and cash equivalents, beginning of period                        4,044.2       4,732.7
                                                                    ----------     ---------
Cash and cash equivalents, end of period                            $ 5,278.1      $3,857.2
                                                                    ----------     ---------
                                                                    ----------     ---------
Supplemental cash flow information:
    Income taxes paid, net                                          $   639.0      $     --
                                                                    ----------     ---------
                                                                    ----------     ---------



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

     These consolidated financial statements have been prepared in accordance with generally accepted accounting principles and are unaudited. These interim statements necessarily rely heavily on estimates, including assumptions as to annualized tax rates. In the opinion of management, all adjustments necessary for a fair statement of results for the interim periods have been made. All such adjustments are of a normal recurring nature.

                        INDEPENDENT AUDITORS' REVIEW REPORT

The Board of Directors
Aetna Insurance Company of America:

We have reviewed the accompanying condensed balance sheet of Aetna Insurance Company of America as of March 31, 1996, and the related condensed consolidated statements of income for the three-month periods ended March 31, 1996 and 1995, and the related condensed statements of changes in shareholder's equity and cash flows for the three-month periods ended March 31, 1996 and 1995. These condensed financial statements are the responsibility of the Company's management.

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

Based on our review, we are not aware of any material modifications that should be made to the accompanying condensed consolidated financial statements for them to be in conformity with generally accepted accounting principles.

We have previously audited, in accordance with generally accepted auditing standards, the balance sheet of Aetna Insurance Company of America as of December 31, 1995, and the related statements of income, changes in shareholder's equity, and cash flows for the year then ended (not presented herein); and in our report dated March 20, 1996, we expressed an unqualified opinion on those financial statements. In our opinion, the information set forth in the accompanying condensed balance sheet as of December 31, 1995, is fairly presented, in all material respects, in relation to the balance sheet from which it has been derived.

                                                     /s/ KPMG Peat Marwick LLP


Hartford, Connecticut
April 25, 1996

     Item 2.  Management's Analysis of the Results of Operations

     RESULTS OF OPERATIONS


                                                             THREE MONTHS ENDED
                                                                   MARCH 31,
     (Thousands)                                                1996      1995
                                                               --------  ------
     Net investment income                                     $ 174.5   $174.0
     Charges assessed against policyholders                      160.9       --
                                                               --------  ------
            Total revenue                                        335.4    174.0
                                                               --------  ------
     Operating expenses                                          659.1     54.5
                                                               --------  ------
     Income (loss) before federal income    taxes (benefits)    (323.7)   119.5
     Federal income taxes (benefits)                            (158.9)    41.8
                                                               --------  ------
     Net income (loss) $                                        (164.8)  $ 77.7
                                                               --------  ------

                                                              1996        1995
                                                            --------     ------
Deposits:                 Fully guaranteed                  $2,749.0     $   --
                          Experience rated                     558.5         --
                          Non-guaranteed                    14,049.3         --
                                                            --------     ------
                          Total                            $17,356.8     $   --
                                                            --------     ------

Assets under management:  Fully guaranteed                 $11,362.8     $   --
                          Experience rated                     558.5         --
                          Non-guaranteed                    51,224.1         --
                                                            --------     ------
                          Total                            $63,145.4     $   --
                                                            --------     ------

     The decrease in the Company's earnings for the three months ended March 31, 1996, when compared with the same period a year ago reflects higher operating expenses attributed to the commencement of the Company's business operations offset in part by charges assessed against policyholders.

     INVESTMENTS

     As of March 31, 1996 and December 31, 1995, all of the Company's debt securities were issued by the U.S. Treasury.

                                                   March 31,       December 31,
     (Thousands)                                    1996                1995
- -------------------------------------------------------------------------------
Debt securities                                   $ 8,096.2         $ 8,187.4
Cash and cash equivalents                           5,278.1           4,044.2
                                                  ---------         ---------
Total debt securities, cash and
 cash equivalents                                 $13,374.3         $12,231.6
                                                  ---------         ---------
                                                  ---------         ---------

     PART II.  OTHER INFORMATION

     Item 1.  Legal Proceedings.

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

                               AETNA INSURANCE COMPANY OF AMERICA
                                    (Registrant)


     May 10, 1996                     By    /s/ James C. Hamilton
     -------------------                    ------------------------------
     (Date)                                James C. Hamilton
                                           Vice President, Treasurer, and
                                           Director