Form 10-Q
period 1996-06-30
AETNA INSURANCE CO OF AMERICA
filed 1996-08-14
CIK 925988

                  SECURITIES AND EXCHANGE COMMISSION
                        Washington, D.C.  20549

                               Form 10-Q

            Quarterly Report Pursuant to Section 13 or 15(d)
                of the Securities Exchange Act of 1934


For the quarterly period ended June 30, 1996    Commission file number 33-81010


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

                           Yes    X        No
                                 ---          ---

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                                                        Shares Outstanding
Title of Class                                           at July 31, 1996
- --------------                                           -----------------

Common Capital Stock,
 par value $2,000                                                1,275

The registrant meets the conditions set forth in General Instruction H(1)(a) and (b) of Form 10-Q and is therefore filing this Form with the reduced disclosure format.

                        AETNA INSURANCE COMPANY OF AMERICA
  (A wholly-owned subsidiary of Aetna Life Insurance and Annuity Company)

                                TABLE OF CONTENTS


PART I.   FINANCIAL INFORMATION

Item 1.   Financial Statements

  Statements of Income..........................................    3
  Balance Sheets................................................    4
  Statements of Changes in Shareholder's Equity.................    5
  Statements of Cash Flows......................................    6
  Condensed Notes to Financial Statements.......................    7
  Independent Auditors' Review Report...........................    8

Item 2.   Management's Analysis of the Results of Operations....    9


PART II.  OTHER INFORMATION

Item 1.   Legal Proceedings.....................................   11

Item 6.   Exhibits and Reports on Form 8-K......................   11

Signatures......................................................   12

                     AETNA INSURANCE COMPANY OF AMERICA
(A wholly-owned subsidiary of Aetna Life Insurance and Annuity Company)

                         Statements of Income
                              (thousands)

                                 3 Months Ended June 30,       6 Months Ended June 30,
                                 -----------------------       -----------------------
                                     1996          1995         1996           1995
                                     ----          ----         ----           -----
Revenue:
  Charges assessed against
   policyholders                   $ 223.5         $ --        $  384.4       $ --
  Net investment income              158.0          179.0         332.5        353.0
  Net realized capital losses        (17.1)          --           (17.1)        --
                                  --------         ------     ---------       ------
    Total revenue                    364.4          179.0         699.8        353.0

Benefits and expenses:
  Current and future benefits        181.2           --           181.2         --
  Operating expenses               1,162.5           64.5       1,821.6        119.0
                                  --------         ------     ---------       ------
    Total benefits and expenses    1,343.7           64.5       2,002.8        119.0

Income (loss) before federal
  income taxes (benefits)           (979.3)         114.5      (1,303.0)       234.0

  Federal income taxes
    (benefits)                      (387.9)          39.9        (546.8)        81.7
                                  --------         ------     ---------       ------
Net income (loss)                  $(591.4)         $74.6     $  (756.2)      $152.3
                                  --------         ------     ---------       ------
                                  --------         ------     ---------       ------

See Condensed Notes to Financial Statements.

                      AETNA INSURANCE COMPANY OF AMERICA
   (A wholly-owned subsidiary of Aetna Life Insurance and Annuity Company)

                               Balance Sheets
                                 (thousands)


                                           June 30,            December 31,
Assets                                       1996                  1995
- ------                                       ----                  -----
Investments:
 Debt securities, available for sale
  (amortized cost: $8,044.4 and $7,953.0) $  8,113.1            $  8,187.4
Cash and cash equivalents                    9,718.8               4,044.2
Accrued investment income                      143.9                 112.6
Deferred policy acquisition costs            8,923.0               2,066.4
Deferred tax asset                           1,723.0                 467.6
Federal income taxes receivable                942.7                  --
Other assets                                    20.2                   0.8
Separate Accounts assets                   158,136.2              43,810.0
                                          ----------             ---------

    Total assets                          $187,720.9             $58,689.0
                                          ----------             ---------
                                          ----------             ---------


Liabilities and Shareholder's Equity
- ------------------------------------

Liabilities:
 Policyholders' funds left with
  the company                             $ 13,378.7             $    --
 Due to parent and affiliates                 --                     174.6
 Other liabilities                           4,937.1               1,932.6
 Federal income taxes payable                 --                     638.8
 Separate Accounts liabilities             158,136.2              43,810.0
                                          ----------             ---------
    Total liabilities                      176,452.0              46,556.0
                                          ----------             ---------

Shareholder's equity:
 Common capital stock, par value
  $2,000 (1,275 shares authorized,
  issued and outstanding)                    2,550.0               2,550.0
 Paid-in capital                             7,550.0               7,550.0
 Net unrealized capital gains                   44.5                 152.4
 Retained earnings                           1,124.4               1,880.6
                                          ----------             ---------
    Total shareholder's equity              11,268.9              12,133.0
                                          ----------             ---------

      Total liabilities and
       shareholder's equity               $187,720.9             $58,689.0
                                          ----------             ---------
                                          ----------             ---------

See Condensed Notes to Financial Statements.

                       AETNA INSURANCE COMPANY OF AMERICA
   (A wholly-owned subsidiary of Aetna Life Insurance and Annuity Company)

                  Statements of Changes in Shareholder's Equity
                                   (thousands)



                                        6 Months Ended June 30,
                                        -----------------------

                                         1996              1995
                                         ----              ----


Shareholder's equity, beginning
 of period                            $12,133.0          $11,675.3

Net change in unrealized capital
 gains (losses)                          (107.9)             208.4

Net income (loss)                        (756.2)             152.3
                                      ---------          ---------
Shareholder's equity, end of period   $11,268.9          $12,036.0
                                      ---------          ---------
                                      ---------          ---------









See Condensed Notes to Financial Statements.

                    AETNA INSURANCE COMPANY OF AMERICA
   (A wholly-owned subsidiary of Aetna Life Insurance and Annuity Company)

                         Statements of Cash Flows
                                (thousands)


                                                                    6 Months Ended June 30,
                                                                    -----------------------
                                                                     1996             1995
                                                                     ----             ----

Cash Flows from Operating Activities:
  Net income (loss)                                              $  (756.2)       $   152.3
  Adjustments to reconcile net income (loss) to
   net cash (used for) provided by operating activities:
  Increase in accrued investment income                              (31.3)           (30.3)
  Increase in deferred policy acquisition costs                   (6,856.6)             --
  Net change in amounts due to/from parent and affiliates           (174.6)          (204.7)
  Net increase in other assets and liabilities                     2,985.1            332.4
  Net (decrease) increase in federal income taxes                 (2,836.9)            51.3
  Net amortization of premium on debt securities                      22.6             17.8
  Net realized capital losses                                         17.1              --
                                                                 ---------         --------
    Net cash (used for) provided by operating activities          (7,630.8)           318.8
                                                                 ---------         --------

Cash Flows from Investing Activities:
  Proceeds from sales of:
   Debt securities available for sale                              2,285.0          3,000.0
   Short-term investments                                               --            500.0
  Cost of investment purchases in:
   Debt securities available for sale                             (2,358.3)        (3,939.2)
   Short-term investments                                              --            (492.1)
                                                                 ---------         --------
    Net cash used for investing activities                           (73.3)          (931.3)
                                                                 ---------         --------

Cash Flows from Financing Activities:
  Deposits and interest credited for investment contracts         13,378.7             --
                                                                 ---------         --------
    Net cash provided by financing activities                     13,378.7             --
                                                                 ---------         --------

Net increase (decrease) in cash and cash equivalents               5,674.6           (612.5)
Cash and cash equivalents, beginning of period                     4,044.2          4,732.7
                                                                 ---------         --------

Cash and cash equivalents, end of period                          $9,718.8         $4,120.2
                                                                 ---------         --------
                                                                 ---------         --------


Supplemental cash flow information:
  Income taxes paid, net                                          $2,232.0          $  --
                                                                 ---------         --------
                                                                 ---------         --------

See Condensed Notes to Financial Statements.

                      AETNA INSURANCE COMPANY OF AMERICA
   (A wholly-owned subsidiary of Aetna Life Insurance and Annuity Company)

                   Condensed Notes to Financial Statements

1.  BASIS OF PRESENTATION

    Aetna Insurance Company of America (the "Company") is a stock life insurance company organized in 1990 under the insurance laws of Connecticut and is a wholly-owned subsidiary of Aetna Life Insurance and Annuity Company ("ALIAC"). ALIAC is a wholly-owned subsidiary of Aetna Retirement Holdings, Inc. ("HOLDCO"). HOLDCO is a wholly-owned subsidiary of Aetna Retirement Services, Inc., which is a wholly-owned subsidiary of Aetna Services, Inc. (formerly Aetna Life and Casualty Company).

    The financial statements have been prepared in accordance with generally accepted accounting principles and are unaudited. These interim statements necessarily rely heavily on estimates, including assumptions as to annualized tax rates. In the opinion of management, all adjustments necessary for a fair statement of results for the interim periods have been made. All such adjustments are of a normal recurring nature.

                      INDEPENDENT AUDITOR'S REVIEW REPORT


The Board of Directors
Aetna Insurance Company of America:

We have reviewed the accompanying condensed balance sheet of Aetna Insurance Company of America as of June 30, 1996, and the related condensed statements of income for the three-month and six-month periods ended June 30, 1996 and 1995, and the related condensed statements of changes in shareholder's equity and cash flows for the six-month periods then ended. These condensed financial statements are the responsibility of the Company's management.

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



                                       /s/ KPMG Peat Marwick LLP

Hartford, Connecticut
July 25, 1996

Item 2.     Management's Analysis of the Results of Operations

RESULTS OF OPERATIONS


                                              Three Months Ended       Six Months Ended
                                              ------------------       ----------------
                                                  June 30,                June 30,
                                                  --------                --------

(Thousands)                                    1996      1995            1996       1995
                                               ----      ----            ----       ----
Charges assessed against policyholders     $    223.5    $  --        $    384.4    $  --
Net investment income                           158.0     179.0            332.5     353.0
Net realized capital losses                     (17.1)      --             (17.1)      --
                                           ----------    ------       ----------    ------
    Total revenue                               364.4     179.0            699.8     353.0

Current and future benefits                     181.2       --             181.2       --
Operating expenses                            1,162.5      64.5          1,821.6     119.0
                                           ----------    ------       ----------    ------
    Total expenses                            1,343.7      64.5          2,002.8     119.0
Income (loss) before federal income taxes
(benefits)                                     (979.3)    114.5         (1,303.0)    234.0

Federal income taxes (benefits)                (387.9)     39.9           (546.8)     81.7
                                           ----------    ------       ----------    ------

Net income (loss)                          $   (591.4)   $ 74.6       $   (756.2)   $152.3
                                           ----------    ------       ----------    ------
                                           ----------    ------       ----------    ------


Deposits not included in premiums above:
      Fully guaranteed                      $ 56,892.5   $  .1        $ 59,641.5    $   .1
      Experience-rated                        12,722.9      --          13,281.4        --
      Non-guaranteed                          38,306.4      --          52,355.7        --
                                            ----------   -----        ----------    ------
      Total                                 $107,921.8   $  .1        $125,278.6    $   .1
                                            ----------   -----        ----------    ------
                                            ----------   -----        ----------    ------

Assets under management:
      Fully guaranteed                                                $ 66,505.8    $ 89.0
      Experience-rated                                                  13,364.4       --
      Non-guaranteed                                                    92,451.6      20.0
                                                                      ----------    ------
      Total                                                           $172,321.8    $109.0
                                                                      ----------    ------
                                                                      ----------    ------

The Company has reported losses for the three and six months ended June 30, 1996, compared to earnings for the same periods a year ago. Second quarter and year-to-date results in 1996 primarily reflect start up costs attributable to the commencement of the Company's business operations in excess of charges assessed against policyholders.

GENERAL ACCOUNT INVESTMENTS

The Company's invested assets were comprised of the following:

                                                 June 30,      December 31,
     (Thousands)                                   1996            1995
- ---------------------------------------------------------------------------
     Debt securities                          $ 8,113.1          $ 8,187.4
                                              ---------          ---------
                                              ---------          ---------

At June 30, 1996 and December 31, 1995, all of the Company's debt securities were issued by the U. S. Treasury. The average quality rating of the Company's debt security portfolio was AAA at both June 30, 1996 and December 31, 1995.

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

                                 AETNA INSURANCE COMPANY OF AMERICA
                                           (Registrant)



August 14, 1996                  By  /s/ James C. Hamilton
- ---------------                      ----------------------
(Date)                               James C. Hamilton
                                     Vice President, Treasurer, and
                                     Director