Form 10-Q
period 1996-09-30
AETNA INSURANCE CO OF AMERICA
filed 1996-11-14
CIK 925988

                          SECURITIES AND EXCHANGE COMMISSION
                               Washington, D.C.  20549

                                      Form 10-Q

                   Quarterly Report Pursuant to Section 13 or 15(d)
                        of the Securities Exchange Act of 1934


For the quarterly period ended September 30, 1996         Commission file number
                              ------------------                       33-81010
                                                                       --------



                   Aetna Insurance Company of America
                   ------------------------------------
    (Exact name of registrant as specified in its charter)


              Connecticut                                       06-1286272
           ----------------                                     ----------
    (State or other jurisdiction of                          (I.R.S. Employer
     incorporation or organization)                         Identification No.)

  151 Farmington Avenue, Hartford, Connecticut                   06156
----------------------------------------------                ---------
    (Address of principal executive offices)                   (ZIP Code)


Registrant's telephone number, including area code     (860) 273-0123
                                                   ------------------

                             None
                        ----------
Former name, former address and former fiscal year if changed since last report


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

                                                              Shares Outstanding
Title of Class                                               at October 31, 1996
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

                          AETNA INSURANCE COMPANY OF AMERICA
       (A wholly-owned subsidiary of Aetna Life Insurance and Annuity Company)


                                  TABLE OF CONTENTS


                                                                            PAGE
                                                                            PAGE
PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

    Statements of Income......................................................3
    Balance Sheets............................................................4
    Statements of Changes in Shareholder's Equity.............................5
    Statements of Cash Flows..................................................6
    Condensed Notes to Financial Statements...................................7
    Independent Auditors' Review Report.......................................9

Item 2.  Management's Analysis of the Results of Operations..................10


    PART II.  OTHER INFORMATION

    Item 1.   Legal Proceedings..............................................12

    Item 6.   Exhibits and Reports on Form 8-K...............................12


Signatures...................................................................13

PART I.  FINANCIAL INFORMATION
Item 1.  Financial Statements

                         AETNA INSURANCE COMPANY OF AMERICA
       (A wholly-owned subsidiary of Aetna Life Insurance and Annuity Company)

                                 Statements of Income
                                     (thousands)



                                              3 Months Ended September 30,      9 Months Ended September 30,
                                              ----------------------------      ----------------------------
                                                1996             1995              1996             1995
                                                ----             ----              ----             ----

Revenue:
  Charges assessed against policyholders      $  373.2       $    35.2           $  757.6        $   35.2
  Net investment income                          341.0           183.7              673.5           536.7
  Net realized capital losses                        -               -              (17.1)              -
                                              --------       ---------           --------        --------
        Total revenue                            714.2           218.9            1,414.0           571.9

Benefits and expenses:
  Current and future benefits                    533.6               -              714.8               -
  Operating expenses                             343.7            78.3            2,165.3           197.3
                                              --------       ---------           --------        --------
       Total benefits and expenses               877.3            78.3            2,880.1           197.3

Income (loss) before income
   taxes (benefits)                             (163.1)          140.6           (1,466.1)          374.6

Income taxes (benefits)                          (78.6)           49.6             (625.4)          131.3
                                              --------       ---------           --------        --------

Net income (loss)                             $  (84.5)      $    91.0           $ (840.7)       $  243.3
                                              --------       ---------           --------        --------
                                              --------       ---------           --------        --------



See Condensed Notes to Financial Statements.


                                         (3)

                         AETNA INSURANCE  COMPANY OF AMERICA
       (A wholly-owned subsidiary of Aetna Life Insurance and Annuity Company)

                                    Balance Sheets
                                     (thousands)



                                              September 30,    December 31,
ASSETS                                             1996            1995
                                                   ----            ----

Investments:
  Debt securities, available for sale:
     (amortized cost: $8,063.1 and $7,953.0)     $  8,140.3      $  8,187.4
Cash and cash equivalents                          35,716.6         4,044.2
Accrued investment income                             182.3           112.6
Premiums due and other receivables                     13.3               -
Deferred policy acquisition costs                  15,724.0         2,066.4
Deferred tax asset                                  2,065.7           467.6
Income taxes receivable                               713.0               -
Other assets                                           13.0             0.8
Separate Accounts assets                          231,798.8        43,810.0
                                                 ----------      ----------

       Total assets                              $294,367.0      $ 58,689.0
                                                 ----------      ----------
                                                 ----------      ----------


LIABILITIES AND SHAREHOLDER'S EQUITY

Liabilities:
  Policyholders' funds left with the company     $ 43,734.9      $        -
  Due to parent and affiliates                            -           174.6
  Other liabilities                                 7,530.7         1,932.6
  Income taxes payable                                112.5           638.8
  Separate Accounts liabilities                   231,798.8        43,810.0
                                                 ----------      ----------
       Total liabilities                          283,176.9        46,556.0
                                                 ----------      ----------

Shareholder's equity:
  Common capital stock, par value $2,000 (1,275
   shares authorized, issued and outstanding)       2,550.0         2,550.0
  Paid-in capital                                   7,550.0         7,550.0
  Net unrealized capital gains                         50.2           152.4
  Retained earnings                                 1,039.9         1,880.6
                                                 ----------      ----------
    Total shareholder's equity                     11,190.1        12,133.0
                                                 ----------      ----------

      Total liabilities and shareholder's equity $294,367.0       $58,689.0
                                                 ----------      ----------
                                                 ----------      ----------




See Condensed Notes to Financial Statements.


                                         (4)

                          AETNA INSURANCE COMPANY OF AMERICA
       (A wholly-owned subsidiary of Aetna Life Insurance and Annuity Company)

                    Statements of Changes in Shareholder's Equity
                                     (thousands)

                                                  9 Months Ended September 30,
                                                  ----------------------------
                                                    1996            1995
                                                    ----            ----

Shareholder's equity, beginning of period       $  12,133.0     $  11,675.3

Net change in unrealized capital gains and losses    (102.2)          138.8

Net income (loss)                                    (840.7)          243.3
                                                -----------     -----------
Shareholder's equity, end of period             $  11,190.1     $  12,057.4
                                                -----------     -----------
                                                -----------     -----------


See Condensed Notes to Financial Statements.


                                         (5)

                          AETNA INSURANCE COMPANY OF AMERICA
       (A wholly-owned subsidiary of Aetna Life Insurance and Annuity Company)

                               Statements of Cash Flows
                                     (thousands)


                                                                                9 Months Ended September 30,
                                                                                ----------------------------
                                                                                   1996            1995
                                                                                   ----            ----

Cash Flows from Operating Activities:
         Net income (loss)                                                     $   (840.7)     $    243.3
         Adjustments to reconcile net income (loss) to net cash (used for)
           provided by operating activities:
         Increase in accrued investment income                                      (69.7)          (33.8)
         Increase in premiums due and other receivables                             (13.3)              -
         Increase in deferred policy acquisition costs                          (13,657.6)       (1,537.2)
         Net change in amounts due to/from parent and affiliates                   (174.6)          117.7
         Net increase in other assets and liabilities                             5,568.8         1,327.7
         Net (decrease) increase in income taxes                                 (2,782.4)          101.2
         Net amortization of (discount) premium on debt securities                  (61.3)           19.7
         Net realized capital losses                                                 17.1               -
                                                                               ----------      ----------
               Net cash (used for) provided by operating activities             (12,013.7)          238.6
                                                                               ----------      ----------

Cash Flows from Investing Activities:
         Proceeds from sales of:
           Debt securities available for sale                                     2,410.0         3,000.0
           Short-term investments                                                       -           500.0
         Cost of investment purchases in:
           Debt securities available for sale                                    (2,458.8)       (3,939.2)
           Short-term investments                                                       -          (492.1)
                                                                               ----------      ----------
               Net cash used for investing activities                               (48.8)         (931.3)
                                                                               ----------      ----------

Cash Flows from Financing Activities:
         Deposits and interest credited for investment contracts                 43,734.9               -
                                                                               ----------      ----------
               Net cash provided by financing activities                         43,734.9               -
                                                                               ----------      ----------

Net increase (decrease) in cash and cash equivalents                             31,672.4          (692.7)
Cash and cash equivalents, beginning of period                                    4,044.2         4,732.7
                                                                               ----------      ----------

Cash and cash equivalents, end of period                                       $ 35,716.6      $  4,040.0
                                                                               ----------      ----------
                                                                               ----------      ----------


Supplemental cash flow information:
    Income taxes paid, net                                                     $  2,232.0      $     30.0
                                                                               ----------      ----------
                                                                               ----------      ----------



See Condensed Notes to Financial Statements.


                                         (6)

                          AETNA INSURANCE COMPANY OF AMERICA
       (A wholly-owned subsidiary of Aetna Life Insurance and Annuity Company)

                       Condensed Notes to Financial Statements

1.  BASIS OF PRESENTATION

    Aetna Insurance Company of America (the "Company") is a stock life insurance company organized in 1990 under the insurance laws of Connecticut and is a wholly-owned subsidiary of Aetna Life Insurance and Annuity Company ("ALIAC"). ALIAC is a wholly-owned subsidiary of Aetna Retirement Holdings, Inc. ("HOLDCO"). HOLDCO is a wholly-owned subsidiary of Aetna Retirement Services, Inc., which is a wholly-owned subsidiary of Aetna Services, Inc. ("Aetna") (formerly Aetna Life and Casualty Company). Aetna is a wholly-owned subsidiary of Aetna Inc.

    The financial statements have been prepared in accordance with generally accepted accounting principles and are unaudited. These interim statements necessarily rely heavily on estimates, including assumptions as to annualized tax rates. In the opinion of management, all adjustments necessary for a fair statement of results for the interim periods have been made. All such adjustments are of a normal, recurring nature.
    The accompanying condensed financial statements should be read in conjunction with the financial statements and related notes as presented in the Company's 1995 Annual Report on Form 10-K as filed with the Securities and Exchange Commission on March 29, 1996. Certain financial information that is normally included in annual financial statements prepared in accordance with generally accepted accounting principles, but that is not required for interim reporting purposes, has been condensed or omitted.

2.       ACCOUNTING CHANGES

    Financial Accounting Standard ("FAS") No. 125, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities, was issued in June 1996. This statement provides accounting and reporting standards for transfers of financial assets and extinguishments of liabilities. Transactions covered by this statement would include securitizations, sales of partial interests in assets, repurchase agreements and securities lending. This statement requires that after a transfer of financial assets, an entity would recognize on the balance sheet any assets it controls and liabilities it has incurred. Similarly, an entity would remove assets or liabilities from its balance sheet when control of the assets has been surrendered or the liabilities satisfied.

    This statement is effective for 1997 financial statements and early adoption or retroactive application of this statement is not permitted. The Company does not expect the adoption of this statement will have a material effect on its financial position or results of operations.

                          AETNA INSURANCE COMPANY OF AMERICA
       (A wholly-owned subsidiary of Aetna Life Insurance and Annuity Company)

                       Condensed Notes to Financial Statements
                                     (Continued)

3.       RELATED PARTY TRANSACTIONS

    Aeltus Investment Management, Inc. ("Aeltus"), a wholly owned subsidiary of HOLDCO, was named the subadviser of all of ALIAC's affiliated mutual funds and general account investments effective August 1, 1996 when ALIAC merged its investment management operations into those of Aeltus.

    The Company pays Aeltus a fee which, on an annual basis, is .06% of the average daily net assets under management. The amount of such fees for the three and nine months ended September 30, 1996 amounted to $10.2 thousand for both periods.

4.  LITIGATION

    The Company may be involved in lawsuits arising, for the most part, in the ordinary course of its business operations. While the ultimate outcome of litigation against the Company cannot be determined at this time, after consideration of the defenses available to the Company and any related reserves established, it is not expected to result in liability for amounts material to the financial condition of the Company, although it may adversely affect results of operations in future periods.



5.  SUBSEQUENT EVENT

    On October 23, 1996, the Company received a capital contribution of $20.0 million from ALIAC.

                    INDEPENDENT AUDITORS' REVIEW REPORT


The Board of Directors
Aetna Insurance Company of America:


We have reviewed the accompanying condensed balance sheet of Aetna Insurance Company of America as of September 30, 1996, and the related condensed statements of income for the three-month and nine-month periods ended September 30, 1996 and 1995, and the related condensed statements of changes in shareholder's equity and cash flows for the nine-month periods then ended. These condensed financial statements are the responsibility of the Company's management.

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

Hartford, Connecticut
October 23, 1996

ITEM 2.  MANAGEMENT'S ANALYSIS OF THE RESULTS OF OPERATIONS

RESULTS OF OPERATIONS



                                                                 3 Months Ended                9 Months Ended
                                                                  September 30,                 September 30,
(Thousands)                                                    1996           1995           1996           1995
-------------------------------------------------------------------------------------------------------------------
Charges assessed against policyholders                     $    373.2     $     35.2     $    757.6     $     35.2
Net investment income                                           341.0          183.7          673.5          536.7
Net realized capital losses                                         -              -          (17.1)             -
    --------------------------------------------------------------------------------------------------------------
    Total revenue                                               714.2          218.9        1,414.0          571.9
    --------------------------------------------------------------------------------------------------------------
Current and future benefits                                     533.6              -          714.8              -
Operating expenses                                              343.7           78.3        2,165.3          197.3
    --------------------------------------------------------------------------------------------------------------
    Total benefits and expenses                                 877.3           78.3        2,880.1          197.3
    --------------------------------------------------------------------------------------------------------------
    Income (loss) before income taxes (benefits)               (163.1)         140.6       (1,466.1)         374.6
Income taxes (benefits)                                         (78.6)          49.6         (625.4)         131.3
    --------------------------------------------------------------------------------------------------------------
    Net income (loss)                                      $    (84.5)         $91.0     $   (840.7)    $    243.3
    --------------------------------------------------------------------------------------------------------------
    --------------------------------------------------------------------------------------------------------------
    Net realized capital losses, net of tax
    (included above)                                       $        -     $        -     $    (11.1)    $        -
-------------------------------------------------------------------------------------------------------------------
-------------------------------------------------------------------------------------------------------------------

-------------------------------------------------------------------------------------------------------------------
Deposits not included in premiums above:
   Fully guaranteed                                        $ 22,668.9     $  9,200.0     $ 82,310.4     $  9,300.0
   Experience-rated                                          29,885.9              -       43,167.3
   Non-guaranteed                                            46,487.8       18,980.0       98,843.5       19,000.0
                                                           -------------------------------------------------------
   Total                                                   $ 99,042.6     $ 28,180.0     $224,321.2     $ 28,300.0
-------------------------------------------------------------------------------------------------------------------
-------------------------------------------------------------------------------------------------------------------
Assets under management: (1) (2)
   Fully guaranteed                                                                      $ 81,811.9    $   8,510.3
   Experience-rated                                                                        43,720.2
   Non-guaranteed                                                                         149,891.7       20,204.6
                                                                                         -------------------------
   Total                                                                                 $275,423.8     $ 28,714.9
-------------------------------------------------------------------------------------------------------------------
-------------------------------------------------------------------------------------------------------------------


(1) Excludes net unrealized capital gains of $77.2 thousand and $2.2 thousand at September 30, 1996 and 1995, respectively.

(2) Includes $141,611.3 thousand and $20,204.6 thousand at September 30, 1996 and 1995, respectively, of assets held and managed by unaffiliated mutual funds.

The Company has reported net losses of $(84.5) thousand for the three months ended September 30, 1996, compared to net gains of $91.0 thousand for the same period a year ago. The Company has reported net losses of $(840.7) thousand for the nine months ended September 30, 1996, compared to net gains of $243.3 thousand for the same period a year ago. 1996 results reflect the revenues and expenses associated with commencement of the Company's business operations which have produced losses due to start up costs, particularly in the first six months of the year. 1995 results reflect investment income on the Company's capital partially offset by only minimal start up expenses.


Current and future benefits are primarily amounts credited on investment contracts. For the three and nine months ended September 30, 1996, current and future benefits exceed net investment income. The lower level of investment income is primarily due to lower levels of invested asset caused by the payment of start up costs and lower returns on such investments due to the short term nature of the portfolio. The Company intends to reposition the portfolio into long-term higher yielding securities during the remainder of 1996. On October 23, 1996, the Company received a capital contribution of $20.0 million from ALIAC (see Note 5 of the Condensed Notes to Financial Statements).

During the nine months ended September 30, 1996, the Company's net deferred tax asset increased by $1,598.1 thousand from December 31, 1995, the benefit of which reduced the Company's loss for the same period. This was primarily due to losses from commencement of operations discussed above. Management believes it is more likely than not that the Company will realize the benefit of its net deferred tax assets.

GENERAL ACCOUNT INVESTMENTS

The Company's invested assets were comprised of the following:

                                            September 30,       December 31,
(Thousands)                                     1996               1995
--------------------------------------------------------------------------------
Debt securities                              $ 8,140.3            $ 8,187.4
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------


At September 30, 1996 and December 31, 1995, all of the Company's debt securities were issued by the U. S. Treasury. The average quality rating of the Company's debt securities portfolio was AAA at both September 30, 1996 and December 31, 1995.

PART II.  OTHER INFORMATION

Item 1.  Legal Proceedings.

    The Company may be involved in lawsuits arising, for the most part, in the ordinary course of its business operations. While the ultimate outcome of litigation against the Company cannot be determined at this time, after consideration of the defenses available to the Company and any related reserves established, it is not expected to result in liability for amounts material to the financial condition of the Company, although it may adversely affect results of operations in future periods.

Item 6.  Exhibits and Reports on Form 8-K.

    (a)  Exhibits

         (27)  Financial Data Schedule.

    (b)  Reports on Form 8-K

         None.

                                      SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                             AETNA INSURANCE COMPANY OF AMERICA
                                  (Registrant)


   November 14, 1996                   By   /s/   James C. Hamilton
-----------------------                     ---------------------------
(Date)                                          James C. Hamilton
                                                Vice President, Treasurer, and
                                                 Director