Form 10-K405
period 1996-12-31
AETNA INSURANCE CO OF AMERICA
filed 1997-03-28
CIK 925988

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    Form 10-K

              Annual Report Pursuant to Section 13 or 15(d) of the
                         Securities Exchange Act of 1934

For the fiscal year ended December 31, 1996    Commission file number   33-81010
                          -----------------                             --------

                       Aetna Insurance Company of America
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

          Connecticut                                        06-1286272
--------------------------------------------------------------------------------
(State or other jurisdiction of                           (I.R.S. Employer
 incorporation or organization)                           Identification No.)

  151 Farmington Avenue, Hartford, Connecticut                  06156
--------------------------------------------------------------------------------
    (Address of principal executive offices)                  (ZIP Code)

Registrant's telephone number, including area code     (860) 273-0123

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

                               Yes |X|     No |_|

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K [X].

As of February 28, 1997 there were 1,275 shares of common stock outstanding, par value $2,000 per share, all of which shares were held by Aetna Life Insurance and Annuity Company.

Reduced Disclosure Format

The registrant meets the conditions set forth in General Instruction I(1)(a) and
(b) of Form 10-K and is therefore filing this Form with the reduced disclosure format.

                       AETNA INSURANCE COMPANY OF AMERICA
               (A wholly owned subsidiary of Aetna Life Insurance
                              and Annuity Company)
                           Annual Report on Form 10-K
                      For the Year Ended December 31, 1996

                                TABLE OF CONTENTS

PART I                                                                     PAGE
                                                                           ----

Item  1.   Business**.......................................................  3
Item  2.   Properties**.....................................................  7
Item  3.   Legal Proceedings................................................  7
Item  4.   Submission of Matters to a Vote of Security Holders*.............  8

PART II

Item  5.   Market for Registrant's Common Equity and Related
            Stockholder Matters.............................................  8
Item  6.   Selected Financial Data*.........................................  8
Item  7.   Management's Analysis of the Results of Operations**.............  8
Item  8.   Financial Statements and Supplementary Data...................... 13
Item  9.   Changes in and Disagreements with Accountants on Accounting and Financial Disclosure....................................... 32

PART III

Item 10.   Directors and Executive Officers of the Registrant*.............. 32
Item 11.   Executive Compensation*.......................................... 32
Item 12.   Security Ownership of Certain Beneficial Owners and Management* . 32
Item 13.   Certain Relationships and Related Transactions*.................. 32

PART IV

Item 14.   Exhibits, Financial Statement Schedules,
            and Reports on Form 8-K......................................... 32

Index to Financial Statement ............................................... 34
Signatures.................................................................. 37

*  Item omitted pursuant to General Instruction I(2) of Form 10-K.
** Item prepared in accordance with General Instruction I(2) of Form 10-K.

                       AETNA INSURANCE COMPANY OF AMERICA
     (A wholly owned subsidiary of Aetna Life Insurance and Annuity Company)
                           Annual Report on Form 10-K
                      For the year ended December 31, 1996

PART I

Item 1. Business.

Aetna Insurance Company of America (the "Company") is a stock life insurance company organized in 1990 under the insurance laws of Connecticut and is a wholly owned subsidiary of Aetna Life Insurance and Annuity Company ("ALIAC"). ALIAC is a wholly owned subsidiary of Aetna Retirement Holdings, Inc. ("HOLDCO"). HOLDCO is a wholly owned subsidiary of Aetna Retirement Services, Inc., whose ultimate parent is Aetna Inc. (together with its subsidiaries, "Aetna"). The Company's Home Office is located at 151 Farmington Avenue, Hartford, Connecticut 06156.

ALIAC acts as investment adviser for its affiliated mutual funds. Since August 1996, Aeltus Investment Management, Inc. ("Aeltus"), a wholly owned subsidiary of HOLDCO and an affiliate of the Company has been acting as Subadviser of all of ALIAC's affiliated mutual funds and the Company's general account investments.

Products and Services

The Company's products principally include annuity contracts that offer a variety of funding options for nonqualified annuity contracts and individual retirement plans qualified under Internal Revenue Code Section 408.

Investment Options

The Company's products provide customers with variable and/or fixed investment options. Variable ("non-guaranteed") options provide for full assumption by the customer of investment risks. Assets supporting variable options are held in separate accounts that invest in Aetna mutual funds and/or unaffiliated mutual funds. (Separate account assets reflected on the Balance Sheets also include assets related to a fully guaranteed interest option, see
Note 1 of the Notes to Financial Statements.) Non-guaranteed separate account investment income and realized capital gains and losses are not reflected in the Company's results of operations. Fixed options can be either "fully guaranteed" or "experience rated". Fully guaranteed options provide guarantees on investment return, maturity values, and if applicable, benefit payments, where the contract is held to maturity. Experience rated options require the customer to assume investment (including realized capital gains and losses) and other risks subject, among other things, to certain minimum guarantees. The effect of such realized gains and losses (as long as minimum guarantees are not triggered) does not impact the Company's results.

Fees and Investment Margins

Insurance charges or other fees earned by the Company, vary by product and depend, among other factors, on the funding option selected by the customer under the product. For variable products where assets are allocated to variable funding options, the Company charges the separate account an asset based mortality and expense charge. In addition, when a customer selects an unaffiliated mutual fund as a variable funding option, the Company receives distribution fees and/or expense reimbursements. For fixed funding options, the Company derives an investment margin, which is based on the difference between income earned on the investments supporting the liability and interest credited to customers. Other fees or charges, such as administrative fees, may be assessed depending on the nature of the products (see Note 9 of the Notes to Financial Statements).

Assets Under Management

The substantial portion of fees or other charges and investment margins are based on assets under management. Assets under management are principally affected by deposits, investment growth (i.e., interest credited to customer accounts for fixed options or market performance for variable options) and persistency (i.e., customer retention). Assets under management, excluding net unrealized capital gains and losses related to market value adjustments required under Financial Accounting Standard ("FAS") No. 115, were $367.8 million and $43.8 million at December 31, 1996 and 1995, respectively. Assets under management at December 31, 1996 and 1995 are available for contractholder withdrawal and are subject to market value adjustments and/or deferred surrender charges. There were no assets under management at December 31, 1994.

To encourage customer retention, contracts typically impose a surrender charge on policyholder balances withdrawn within period of time after the contract's inception. The period of time and level of the charge vary by product. Existing tax penalties on annuity distributions prior to age 59 1/2 provide further disincentive to customers for premature surrenders of annuity balances, but generally do not impede transfers of those balances to products of competitors.

Principal Markets and Method of Distribution

The Company's products are offered to individuals through a managed network of banks and broker-dealers.

Competition

Competition arises from other insurance companies, as well as an array of financial services companies including banks, mutual funds and other investment managers. Principal competitive factors are reputation for investment performance, product features, service, cost and the perceived financial strength of the investment manager or sponsor.

Competition may affect, among other matters, both business growth and the pricing of the Company's products and services.

Reserves

Reserves for investment contracts (deferred annuities) are equal to cumulative deposits plus credited interest less withdrawals and charges thereon. Of those investment contracts which are experience rated, the reserves also reflect net realized capital gains/losses (which the Company reflects through credited rates on an amortized basis) and unrealized capital gains/losses related to Financial Accounting Standard ("FAS") No. 115.

General Account Investments

Consistent with the nature of the contract obligations involved in the Company's operations, the majority of the general account assets are invested in long-term debt securities such as U.S. corporate debt securities, foreign government and corporate debt securities, commercial and multifamily mortgage-backed securities, other asset-backed securities and U.S. government securities. It is management's objective that the portfolios be of high quality while achieving competitive investment yields and returns. Investment portfolios generally match the duration of the insurance liabilities they support. The general account of the Company has been segmented to improve the asset/liability matching process. The duration of investments is monitored and security purchases and sales are executed with the objective of having adequate funds available to satisfy the Company's maturing liabilities.

Please see General Account Investments on page 10 of the Management's Analysis of the Results of Operations for a further discussion of investments. For information concerning the valuation of investments, see Notes 1, 2, 3 and 5 of the Notes to Financial Statements.

Other Matters

Regulation

The Company's operations are subject to comprehensive regulation throughout the United States. The laws of the various jurisdictions establish supervisory agencies, including the state insurance and securities departments, with broad authority to grant licenses to transact business and regulate many aspects of the products and services offered by the Company, as well as solvency and reserve adequacy. Many agencies also regulate investment activities on the basis of quality, diversification, and other quantitative criteria. The Company's operations and accounts are subject to examination at regular intervals by certain of these regulators.

Operations conducted by the Company are subject to regulation by various insurance regulatory agencies where the Company conducts business. Among other matters, these agencies may regulate trade practices, agent licensing, policy forms, underwriting and claims practices, the maximum interest rates that can be charged on life insurance policy loans, and the minimum rates that must be provided for accumulation of surrender value.

The Securities and Exchange Commission ("SEC") regulates the Company's annuity products, which involve separate accounts and mutual funds registered under the Investment Company Act of 1940.

A number of states, including Connecticut, regulate affiliated groups of insurers such as the Company under holding company statutes. These laws may require these companies to maintain certain levels of equity. See Note 8 of the Notes to Financial Statements.

Under insurance guaranty fund laws existing in all states, insurers doing business in those states can be assessed (up to prescribed limits) for certain obligations of insolvent insurance companies to policyholders and claimants. In each of the years in the three year period ended December 31, 1996, the Company has been assessed nominal guaranty fund assessment fees attributable to administrative assessments issued to all companies licensed to do business in a state. While the Company has historically recovered more than half of guaranty fund assessments through statutorily permitted premium tax offsets, significant increases in assessments could jeopardize future efforts to recover such assessments. For information regarding certain other potential regulatory changes relating to the Company's businesses, see Forward-Looking Information in Management's Analysis of the Results of Operations.

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

The Company is not dependent upon any single customer and no single customer accounted for more than 10% of revenue in 1996. In addition, the loss of business from anyone, or a few, independent brokers or agents would not have a material adverse effect on the earnings of the Company.

Forward-Looking Information

The Private Securities Litigation Reform Act of 1995 ("the Act") provides a "safe harbor" for forward-looking statements, so long as those statements are identified as forward-looking and are accompanied by meaningful cautionary statements identifying important factors that could cause actual results to differ materially from those discussed in the statement. The Company desires to take advantage of these safe harbor provisions. Certain information contained herein is forward-looking within the meaning of the Act or SEC rules. Words such as expects, anticipates, intends, plans, believes, seeks or estimates, or variations of such words and similar expressions are also intended to identify forward-looking statements. These forward-looking statements are subject to significant uncertainties and contingencies, many of which are beyond the control of the Company. Set forth below are certain important factors that, in addition to general economic conditions and other factors, some of which are discussed elsewhere in this report, may affect forward-looking statements and the Company's business generally.

Ratings. Adverse changes in the claims-paying ratings of the Company could have the effect of decreasing new sales and deposits and increasing withdrawals and surrenders in the Company's businesses, which would adversely affect the level of asset-based fees and investment margins.

Product Retention. The Company incurs up-front costs, such as commissions, in sales of its annuity products. These costs are generally deferred and recognized by the Company over time, and the retention of assets under those products is an important component of profitability. The Company generally seeks to structure its products to encourage retention of assets under management, through surrender charges, more favorable credited rates to customers on assets the Company retains for longer periods, renewal commissions, service fees or other terms. However, customer withdrawal of assets earlier than anticipated by the Company in pricing its products would adversely affect profitability.

Significant Changes in Financial Markets. Significant changes in financial markets could impact the level of assets under management in the Company's businesses, and, in turn, the Company's level of asset-based fees and investment margins. For example, significant increases in interest rates or decreases in equity markets, in addition to directly affecting the level of assets under management, may increase the level of withdrawals and decrease the level of deposits by customers. Customers under those circumstances may seek to diversify among asset managers or seek investment alternatives not offered by the Company. Significant declines in the value of investments may also affect the Company's ability to pass through investment losses to certain experience rated customers, whether due to triggering minimum guarantees or other business reasons.

Retention of Key Senior Executives. The Company's success is dependent, in part, on Aetna's ability to attract and retain key senior executives. Aetna has entered into employment agreements with certain of these executives, although an employment agreement does not guarantee that an executive's services with the Company will continue.

Other Adverse Changes in Regulation. The Company's business is subject to comprehensive regulation. This business could be adversely affected by: (i) increases in minimum capital and other financial viability requirements for insurance operations (ii) removal of barriers preventing banks from engaging in insurance and mutual fund businesses, (iii) the taxation of insurance companies, and (iv) changes in the tax treatment of insurance products.

Item 2. Properties.

The Company occupies office space that is owned or leased by Aetna Life Insurance Company or other affiliates. Expenses associated with these offices are allocated on a direct and indirect basis to the Company and the other subsidiaries of Aetna.

Item 3. Legal Proceedings.

The Company is not currently involved in litigation.

Item 4. Submission of Matters to a Vote of Security Holders.

Omitted pursuant to General Instruction I(2)(c) of Form 10-K.

PART II

Item 5. Market for Registrant's Common Equity and Related Stockholder Matters.

All of the Company's outstanding shares are owned by its parent company, ALIAC. For the years ended 1996, 1995 and 1994, the Company did not pay dividends to ALIAC. The Company received a capital contribution of $20.0 million in cash from ALIAC in 1996.

The amount of dividends which may be paid by the Company to ALIAC without prior approval by the Insurance Commissioner of the State of Connecticut is subject to various restrictions. Based upon these restrictions, the Company is permitted a maximum of $2.1 million in dividend distributions in 1997.

Item 6. Selected Financial Data.

Omitted pursuant to General Instruction I(2)(a) of Form 10-K.

Item 7. Management's Analysis of the Results of Operations.

Management's narrative analysis of the results of operations is presented in lieu of Management's Discussion and Analysis of Financial Condition and Results of Operations, pursuant to General Instruction I(2)(a) of Form 10-K.

Item 7. Management's Analysis of the Results of Operations

Results of Operations
                                                                   1996              1995          1994
--------------------------------------------------------------------------------------------------------
                                                                               (thousands)
Charges assessed against policyholders                       $    1,293.0      $     132.7      $ --
Net investment income                                             1,556.9            721.0         619.3
Net realized capital gains (losses)                                 (11.2)             8.3        --
Other income                                                         66.4           --            --
      --------------------------------------------------------------------------------------------------
      Total revenue                                               2,905.1            862.0         619.3
      --------------------------------------------------------------------------------------------------
Current and future benefits                                       1,651.9           --            --
Operating expenses                                                2,430.4            481.8          85.6
Amortization of deferred policy acquisition costs                   242.0           --            --
      --------------------------------------------------------------------------------------------------
      Total benefits and expenses                                 4,324.3            481.8          85.6
      --------------------------------------------------------------------------------------------------
      Income (loss) before income taxes (benefits)               (1,419.2)           380.2         533.7
Income taxes (benefits)                                            (723.4)           212.3         185.1
      --------------------------------------------------------------------------------------------------
      Net income (loss)                                      $     (695.8)     $     167.9      $  348.6
========================================================================================================
      Net realized capital gains (losses), net of tax
      (included above)                                       $       (7.3)     $       5.4      $ --
========================================================================================================

--------------------------------------------------------------------------------------------------------
Deposits not included above:
    Annuities--fixed options                                 $  157,000.0      $  13,000.0      $ --
    Annuities--variable options                                 151,300.0         29,800.0        --
                                                             -------------------------------------------
    Total                                                    $  308,300.0      $  42,800.0      $ --
========================================================================================================
Assets under management: (1)(2)
    Annuities--fixed options                                 $  148,900.0      $  10,600.0      $ --
    Annuities--variable options                                 218,900.0         33,200.0        --
                                                             -------------------------------------------
    Total                                                    $  367,800.0      $  43,800.0      $ --
========================================================================================================

(1) Excludes net unrealized capital gains of $33.5 thousand and $234.4 thousand at December 31, 1996 and 1995, respectively.

(2) Includes $203.6 million and $33.8 million at December 31, 1996 and 1995, respectively, of assets held and managed by unaffiliated mutual funds.

The Company had net losses of $(695.8) thousand for the year ended December 31, 1996, compared to net income of $167.9 thousand for the same period a year ago. 1996 results reflect the revenues and expenses associated with commencement of the Company's business operations (the Company commenced operations in the second quarter of 1995) which have produced losses due to start up costs, particularly in the first six months of 1996. 1995 results reflect investment income on the Company's capital partially offset by only minimal start up expenses.

Current and future benefits are primarily amounts credited on investment contracts. For the year ended December 31 1996, current and future benefits exceeded net investment income. The lower level of investment income is primarily due to lower levels of invested assets caused by the payment of start up costs and lower returns on such investments due to the short term nature of the portfolio. The Company began to reposition the portfolio into long-term higher yielding securities in the fourth quarter of 1996. On October 23, 1996, the Company received a capital contribution of $20.0 million from ALIAC.

During the year ended December 31, 1996, the Company's net deferred tax asset increased by $822.1 thousand from December 31, 1995, the benefit of which reduced the Company's loss for the same period. This was primarily due to losses from commencement of operations discussed above. Management believes it is more likely than not that the Company will realize the benefit of its net deferred tax asset.

General Account Investments

The Company's investment strategies and portfolios are intended to match the duration of the related liabilities and provide sufficient cash flow to meet obligations while maintaining a competitive rate of return. The duration of these investments is monitored, and investment purchases and sales are executed with the objective of having adequate funds available to satisfy the Company's maturing liabilities. The risks associated with investments supporting experience rated products are assumed by those customers subject to, among other things, certain minimum guarantees.

The Company's invested assets were comprised entirely of debt securities. At December 31, 1996, $16.5 million or 67% of total debt securities supported experience rated products. There were no experience rated products in 1995.

It is management's objective that the portfolio of debt securities be of high quality and be well-diversified by market sector. The debt securities in the Company's portfolio are generally rated by external rating agencies, and, if not externally rated, are rated by the Company on a basis believed to be similar to that used by the rating agencies. The average quality rating of the Company's debt security portfolio was AA- at December 31, 1996. As of December 31, 1995, all of the Company's debt securities were issued by the U. S. Treasury.

Debt Securities Quality Ratings     Debt Securities Investments by Market Sector
at December 31, 1996                at December 31, 1996
-------------------------------     --------------------------------------------

AAA                    47.3%         U.S. Corporate Securities             44.7%
A                      25.4          U.S. Treasuries/Agencies              33.3
BBB                    27.3          Commercial/Multifamily Mortgage-
                     ------            Backed Securities                   10.0
                      100.0%         Foreign Securities - U.S. Dollar
                      =====            Denominated                          8.0
                                     Asset-Backed Securities                4.0
                                                                          -----
                                                                          100.0%
                                                                          =====

Liquidity and Capital Resources

                                                            1996            1995           1994
                                                            ----            ----           ----
                                                                        (thousands)

Assets .............................................    $  404,384.5   $     58,689.0  $  11,736.2
                                                        ------------   --------------  -----------

Shareholder's Equity ...............................    $   31,320.1   $     12,133.0  $  11,675.3
                                                        ------------   --------------  -----------

Net cash (used for) provided by operating activities    $  (22,556.7)  $        242.8  $     219.8
                                                        ------------   --------------  -----------

Net cash used for investing activities .............    $  (14,196.0)  $       (931.3) $    --
                                                        ------------   --------------  -----------

Net cash provided by financing activities ..........    $   84,550.8   $       --      $    --
                                                        ------------   --------------  -----------


Cash and Cash Equivalents ..........................    $   51,842.3   $      4,044.2  $   4,732.7
                                                        ------------   --------------  -----------

The liquidity needs of the Company's businesses generally have been and are met by cash provided by deposits, income received on investments and capital contributions. In 1996, a $20 million capital contribution was received from ALIAC. Cash provided from these sources is used primarily for operating expenses and contract withdrawals which were nominal in 1996.

Debt securities have durations that were selected to approximate the durations of the liabilities they support. The general account of the Company has been segmented to improve the asset/liability matching process. The duration of these investments is monitored, and investment purchases and sales are executed with the objective of having adequate funds available to satisfy the Company's maturing liabilities.

As the Company's investment strategy focuses on matching asset and liability durations, and not specific cash flows, and since these duration assessments are dependent on numerous cash flow assumptions, asset sales may, from time to time, be required to satisfy liability obligations and/or rebalance asset portfolios. The investment portfolios are closely monitored to assess asset and liability matching in order to rebalance the portfolios as conditions warrant.

The Company has significant short-term liquidity supporting its business. At year-end 1996, cash and cash equivalents were $51.8 million.

Given the high quality of the debt securities portfolio (see "General Account Investments"), management expects the vast majority of the Company's investments in debt securities to be repaid in accordance with contractual terms. In addition, most of the debt securities in the portfolio are highly marketable and can be sold to enhance cash flow before maturity.

The Company's cash flow requirements for 1996 were met by funds provided by financing activities (including a $20 million capital contribution from ALIAC).

The Company has no debt.

The amount of dividends that may be paid to the shareholder in 1997 without prior approval by the Insurance Commissioner of the State of Connecticut is subject to various restrictions. Based upon these restrictions, the Company is permitted a maximum of $2.1 million in dividend distributions in 1997.

Item 8. Financial Statements and Supplementary Data.

                          Index to Financial Statements

                                                                            Page
                                                                            ----

Independent Auditors' Report                                                 14

Financial Statements:

Statements of Income for the Years Ended
  December 31, 1996, 1995 and 1994                                           15

Balance Sheets as of December 31, 1996
  and 1995                                                                   16

Statements of Changes in Shareholder's Equity for
  the Years Ended December 31, 1996, 1995 and 1994                           17

Statements of Cash Flows for the Years
  Ended December 31, 1996, 1995 and 1994                                     18

Notes to  Financial Statements                                               19

                          Independent Auditors' Report

The Shareholder and Board of Directors
Aetna Insurance Company of America:

We have audited the accompanying balance sheets of Aetna Insurance Company of America as of December 31, 1996 and 1995, and the related statements of income, changes in shareholder's equity, and cash flows for each of the years in the three-year period ended December 31, 1996. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Aetna Insurance Company of America at December 31, 1996 and 1995, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 1996, in conformity with generally accepted accounting principles.


                                        /s/ KPMG Peat Marwick LLP

Hartford, Connecticut
March 20, 1997

                      AETNA INSURANCE COMPANY OF AMERICA
  (A wholly owned subsidiary of Aetna Life Insurance and Annuity Company)

                           Statements of Income
                                (thousands)


                                                          Years Ended December 31
                                                          -----------------------
                                                        1996        1995       1994
                                                        ----        ----       ----
Revenue:
  Charges assessed against policyholders           $  1,293.0   $  132.7    $     --
  Net investment income                               1,556.9      721.0       619.3
  Net realized capital gains (losses)                   (11.2)       8.3          --
  Other income                                           66.4         --          --
                                                   ---------------------------------
    Total revenue                                      2,905.1     862.0       619.3

Benefits and expenses:
  Current and future benefits                          1,651.9        --          --
  Operating expenses                                   2,430.4     481.8        85.6
  Amortization of deferred policy acquisition costs      242.0       --           --
                                                    ------------ ----------   --------
    Total benefits and expenses                        4,324.3     481.8        85.6

Income (loss) before income taxes (benefits)          (1,419.2)    380.2       533.7

  Income taxes (benefits)                               (723.4)    212.3       185.1
                                                    ------------ ----------   --------
Net Income (loss)                                  $    (695.8) $  167.9    $  348.6
                                                    ------------ ----------   --------
                                                    ------------ ----------   --------

See Notes to Financial Statements.

                        AETNA INSURANCE COMPANY OF AMERICA
     (A wholly owned subsidiary of Aetna Life Insurance and Annuity Company)

                                Balance Sheets
                         (thousands, except share data)

                                                                         December 31,
Assets                                                                1996          1995
------                                                                ----          ----
Investments:
  Debt securities, available for sale:
    (amortized cost: $24,736.8 and $7,953.0)                    $  24,770.3    $  8,187.4
Cash and cash equivalents                                          51,842.3       4,044.2
Deferred policy acquisition costs                                  21,057.0       2,066.4
Accrued investment income                                             325.8         112.6
Deferred tax asset                                                  1,289.7         467.6
Income taxes receivable                                             1,133.2            --
Other assets                                                          447.6           0.8
Separate Accounts assets                                          303,518.6      43,810.0
                                                                -------------  ------------
    Total assets                                                $ 404,384.5    $ 58,689.0
                                                                -------------  ------------
                                                                -------------  ------------

Liabilities and Shareholder's Equity
------------------------------------

Liabilities:
  Policyholders' funds left with the Company                    $  64,445.4    $       --
  Other liabilities                                                 4,753.2       1,874.2
  Due to parent and affiliates                                        347.2         174.6
  Income taxes payable                                                   --         697.2
  Separate Accounts liabilities                                   309,518.6      43,810.0
                                                                -------------  ------------
    Total liabilities                                             373,064.4      46,556.0
                                                                -------------  ------------

Shareholder's equity:
  Common capital stock, par value $2,000 (1,275 shares
  authorized, issued and outstanding)                               2,550.0       2,550.0
  Paid-in capital                                                  27,550.0       7,550.0
  Net unrealized capital gains                                         90.3         152.4
  Retained earnings                                                 1,129.8       1,880.6
                                                                -------------  ------------
    Total shareholder's equity                                     31,320.1      12,133.0
                                                                -------------  ------------

     Total liabilities and shareholder's equity                 $ 404,384.5    $ 58,689.0
                                                                -------------  ------------
                                                                -------------  ------------


See Notes to financial Statements.

                     AETNA INSURANCE COMPANY OF AMERICA
    (A wholly owned subsidiary of Aetna Life Insurance and Annuity Company)

               Statements of Changes in Shareholder's Equity
                                  (thousands)


                                                               Years Ended December 31,
                                                               ------------------------

                                                          1996            1995         1994
                                                          ----            ----         ----

Shareholder's equity, beginning of year              $  12,133.0     $  11,675.3  $  11,584.2

Capital contribution                                    20,000.0              --           --

Net income (loss)                                         (695.8)          167.9        348.6

Net change in unrealized capital gains (losses)            (62.1)          289.8       (257.5)

Other changes                                              (55.0)             --          --
                                                     --------------  -------------  ----------
Shareholder's equity, end of year                    $  31,320.1     $  12,133.0  $  11,675.3
                                                     --------------  -------------  ----------
                                                     --------------  -------------  ----------



See Notes to Financial Statements.

                       AETNA INSURANCE COMPANY OF AMERICA
   (A wholly owned subsidiary of Aetna Life Insurance and Annuity Company)

                          Statements of Cash Flows
                                (thousands)


                                                                                            Years Ended December 31,
                                                                                            ------------------------
                                                                                     1996             1995            1994
                                                                                     ----             ----            ----

Cash Flows from Operating Activities:
     Net income (loss)                                                           $  (695.8)       $  167.9        $  348.6
     Adjustments to reconcile net income (loss) to net cash (used for)
     provided by operating activities:
     Increase in accrued investment income                                          (213.2)          (21.1)             --
     Increase in deferred policy acquisition costs                               (18,990.6)       (2,066.4)             --
     Net change in amounts due to/from parent and affiliates                         172.6           164.1           (79.2)
     Net increase (decrease) in other assets and liabilities                         (25.6)        1,915.9             1.2
     Net (decrease) increase in income taxes                                      (2,710.7)           60.2          (138.9)
     Net amortization of (discount) premium on debt securities                      (104.6)           22.2            88.1
     Net realized capital losses                                                      11.2              --              --
                                                                                ----------        --------        --------
      Net cash (used for) provided by operating activities                       (22,556.7)          242.8           219.8
                                                                                ----------        --------        --------
Cash Flows from Investing Activities:
     Proceeds from sales of:
      Debt securities available for sale                                           2,510.0         3,000.0              --
     Investment maturities and repayments of:
      Short-term investments                                                            --           500.0              --
     Cost of investment purchases in:
      Debt securities available for sale                                         (16,706.0)       (3,939.2)             --
      Short-term investments                                                            --          (492.1)             --
                                                                                 ----------       ---------       --------
       Net cash used for investing activities                                    (14,196.0)         (931.3)             --
                                                                                 ----------       ---------       --------
Cash Flows from Financing Activities:
     Deposits and interest credited for investment contracts                      64,936.2              --              --
     Withdrawal of investment contracts                                             (385.4)
     Capital contribution                                                         20,000.0              --              --
                                                                                 ----------       ---------       --------
       Net cash provided by financing activities                                  84,550.8              --              --
                                                                                 ----------       ---------       --------
Net increase (decrease) in cash and cash equivalents                              47,798.1           (688.5)         219.8
Cash and cash equivalents, beginning of year                                       4,044.2          4,732.7        4,512.9
                                                                                 ----------       ---------       --------

Cash and cash equivalents, end of year                                           $51,842.3         $4,044.2       $4,732.7
                                                                                 ----------       ---------       --------
                                                                                 ----------       ---------       --------

Supplemental cash flow information:
    Income taxes paid, net                                                       $ 1,866.8         $   92.4         $336.7
                                                                                 ----------       ---------       --------
                                                                                 ----------       ---------       --------


See Notes to Financial Statements.

                       AETNA INSURANCE COMPANY OF AMERICA
    (A wholly owned subsidiary of Aetna Life Insurance and Annuity Company)

                          Notes to Financial Statements

1. Summary of Significant Accounting Policies

      Aetna Insurance Company of America (the "Company") is a stock life insurance company organized in 1990 under the insurance laws of Connecticut. The Company is a wholly owned subsidiary of Aetna Life Insurance and Annuity Company ("ALIAC"). ALIAC is a wholly owned subsidiary of Aetna Retirement Holdings, Inc. ("HOLDCO"). HOLDCO is a wholly owned subsidiary of Aetna Retirement Services, Inc., whose ultimate parent is Aetna Inc. ("Aetna"). During the second quarter of 1995, the Company began marketing and servicing variable annuities to individuals in the qualified and non-qualified markets.

      Basis of Presentation

      These financial statements have been prepared in conformity with generally accepted accounting principles. Certain reclassifications have been made to 1995 and 1994 financial information to conform to the 1996 presentation.

      Future Application of Accounting Standards

      Financial Accounting Standard ("FAS") No. 125 , Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities, was issued in June 1996. This statement provides accounting and reporting standards for transfers of financial assets and extinguishments of liabilities. Transactions covered by this statement would include securitizations, sales of partial interests in assets, repurchase agreements and securities lending. This statement requires that after a transfer of financial assets, an entity would recognize any assets it controls and liabilities it has incurred. An entity would not recognize assets when control has been surrendered or liabilities have been satisfied. Portions of this statement are effective for each of 1997 and 1998 financial statements and early adoption is not permitted. The Company does not expect adoption of this statement to have a material effect on its financial position or results of operations.

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

                       AETNA INSURANCE COMPANY OF AMERICA
    (A wholly owned subsidiary of Aetna Life Insurance and Annuity Company)

                    Notes to Financial Statements (Continued)

1. Summary of Significant Accounting Policies (Continued)

      Cash and Cash Equivalents

      Cash and cash equivalents include cash on hand, money market instruments and other debt issues with a maturity of 90 days or less when purchased.

      Investments

      All of the Company's debt securities are classified as available for sale and carried at fair value. These securities are written down (as realized capital losses) for other than temporary declines in value. Unrealized capital gains and losses related to available for sale investments, other than amounts allocable to experience rated contractholders, are reflected in shareholder's equity, net of related taxes.

      Fair values for debt securities are based on quoted market prices or dealer quotations. Where quoted market prices or dealer quotations are not available, fair values are measured utilizing quoted market prices for similar securities or by using discounted cash flow methods. Cost for mortgage-backed securities is adjusted for unamortized premiums and discounts, which are amortized using the interest method over the estimated remaining term of the securities, adjusted for anticipated prepayments.

      Purchases and sales of debt securities are recorded on the trade date.

      Deferred Policy Acquisition Costs

      Certain costs of acquiring insurance business have been deferred. These costs, all of which vary with and are primarily related to the production of new business, consist principally of commissions, certain expenses of underwriting and issuing contracts and certain agency expenses. Such costs are amortized in proportion to estimated gross profits and adjusted to reflect actual gross profits and are amortized over a period of up to twenty years.

      Deferred policy acquisition costs are written off to the extent that it is determined that future policy premiums and investment income or gross profits are not adequate to cover related losses and expenses.

                       AETNA INSURANCE COMPANY OF AMERICA
    (A wholly owned subsidiary of Aetna Life Insurance and Annuity Company)

                    Notes to Financial Statements (Continued)

1. Summary of Significant Accounting Policies (Continued)

      Reserves

      Policyholders' funds left with the Company include reserves for deferred annuity investment contracts. Reserves on such contracts are equal to cumulative deposits less charges and withdrawals plus credited interest thereon (rates range from 4.85% to 6.75%), net of adjustments for investment experience that the Company is entitled to reflect in future credited interest. Reserves on contracts subject to experience rating reflect the rights of contractholders, plan participants and the Company.

      Charges Assessed Against Policyholders and Other Income

      Charges assessed against policyholders' funds for surrender charges, actuarial margin and other fees are recorded as revenue when earned. Other amounts received for these contracts are reflected as deposits and are not recorded as revenue. Other income includes maintenance and surrender fees.

      Separate Accounts

      Assets held under variable annuity contracts are segregated in separate accounts and are invested, as designated by the contractholder, in shares of mutual funds that are managed by Aeltus or other selected mutual funds not managed by Aeltus.

      Separate accounts assets and liabilities are carried at fair value except for those relating to a guaranteed interest option. Since the Company bears the investment risk where the contract is held to maturity, the assets of the separate account supporting the guaranteed interest option are carried at an amortized cost of $82.5 million for 1996 (fair value of $82.9 million) and $10.1 million for 1995 (fair value $9.3 million). Reserves relating to the guaranteed interest option are maintained at fund value and reflect interest credited at rates ranging from 4.74% to 6.60% in 1996 and 4.65% to 6.0% in 1995. Separate accounts assets and liabilities are shown as separate captions in the Balance Sheets. Deposits, investment income and net realized and unrealized capital gains and losses of the non-guaranteed separate accounts are not reflected in the Statements of Income (with the exception of realized capital gains and losses on the sale of assets supporting the guaranteed interest option). The Statements of Cash Flows do not reflect investment activity of the separate accounts.

                       AETNA INSURANCE COMPANY OF AMERICA
    (A wholly owned subsidiary of Aetna Life Insurance and Annuity Company)

                    Notes to Financial Statements (Continued)

1. Summary of Significant Accounting Policies (Continued)

      Income Taxes

      The Company is included in the consolidated federal income tax return of Aetna. The Company is taxed at regular corporate rates after adjusting income reported for financial statement purposes for certain items. Deferred income tax expenses/benefits result from changes during the year in cumulative temporary differences between the tax basis and book basis of assets and liabilities.

2. Investments

      Debt securities available for sale as of December 31, 1996 were as follows:

                                                              Gross        Gross
                                               Amortized    Unrealized   Unrealized     Fair
                                                  Cost        Gains        Losses       Value
                                                  ----        -----        ------       -----
                                                                  (thousands)
U.S. government and government agencies and
authorities                                    $ 8,111.1    $   140.0    $     1.1    $ 8,250.0

U.S. corporate securities:
     Financial                                   7,375.4         --           59.2      7,316.2
     Healthcare & consumer products              2,506.2         --            4.1      2,502.1
     Natural resources                           1,250.0          0.8         --        1,250.8
                                               ---------    ---------    ---------    ---------
  Total U.S. corporate securities               11,131.6          0.8         63.3     11,069.1

Foreign securities                               2,032.3         --           46.0      1,986.3

Commercial/multifamily mortgage-backed
securities                                       2,480.9          3.5         --        2,484.4

Other asset-backed securities                      980.9         --            0.4        980.5
                                               ---------    ---------    ---------    ---------

Total Debt Securities                          $24,736.8    $   144.3    $   110.8    $24,770.3
                                               =========    =========    =========    =========

                       AETNA INSURANCE COMPANY OF AMERICA
    (A wholly owned subsidiary of Aetna Life Insurance and Annuity Company)

                    Notes to Financial Statements (Continued)

2. Investments (Continued)

      Debt securities available for sale as of December 31, 1995 were as follows:

                                                         Gross       Gross
                                           Amortized   Unrealized  Unrealized   Fair
                                              Cost       Gains       Losses     Value
                                              ----       -----       ------     -----
                                                             (thousands)
U.S. government and government agencies
and authorities                            $7,953.0    $  237.4    $    3.0    $8,187.4
                                           ========    ========    ========    ========

      At December 31, 1996 net unrealized appreciation of $33.5 thousand on available for sale debt securities included unrealized losses of $105.4 thousand related to experience rated contracts, which were not reflected in shareholder's equity but in Policyholders' funds left with the Company.

      The amortized cost and fair value of debt securities for the year ended December 31, 1996 are shown below by contractual maturity. Actual maturities may differ from contractual maturities because securities may be restructured, called or prepaid.

                                                    Amortized        Fair
                                                      Cost           Value
                                                      ----           -----
                                                           (thousands)

      Due to mature:
           One year or less                         $ 1,477.5    $ 1,480.6
           After one year through five years         10,785.5     10,907.8
           After five years through ten years         7,998.6      7,936.0
           After ten years                            1,013.4        981.0
           Mortgage-backed securities                 2,480.9      2,484.4
           Other asset-backed securities                980.9        980.5
                                                    ---------    ---------

           Total                                    $24,736.8    $24,770.3
                                                    =========    =========

      The Company engages in securities lending whereby certain securities from its portfolio are loaned to other institutions for short periods of time. Collateral, primarily cash, which is in excess of the market value of the loaned securities, is deposited by the borrower with a lending agent, and retained and invested by the lending agent to generate additional income for the Company. The market value of the loaned securities is monitored on a daily basis with additional collateral obtained or refunded as the market value fluctuates. At December 31, 1996 and 1995, the Company had no securities out on loan.

                       AETNA INSURANCE COMPANY OF AMERICA
    (A wholly owned subsidiary of Aetna Life Insurance and Annuity Company)

                    Notes to Financial Statements (Continued)

2. Investments (Continued)

      At December 31, 1996 and 1995, debt securities carried at $4.7 million and $4.4 million, respectively, were on deposit as required by various state regulatory agencies.

      The Company does not have any investments in a single issuer, other than obligations of the U.S. government, with a carrying value in excess of 10% of the Company's shareholder's equity at December 31, 1996.

                       AETNA INSURANCE COMPANY OF AMERICA
    (A wholly owned subsidiary of Aetna Life Insurance and Annuity Company)

                    Notes to Financial Statements (Continued)

3. Financial Instruments

      Estimated Fair Value

      The carrying values and estimated fair values of the Company's financial instruments at December 31, 1996 and 1995 were as follows:

                                                   1996                      1995
                                          --------------------      -------------------
                                          Carrying       Fair       Carrying      Fair
                                            Value        Value        Value       Value
                                            -----        -----        -----       -----
                                               (thousands)               (thousands)
      Liabilities:
      Investment contract liabilities:
           Without a fixed maturity       $64,445.4    $59,401.6    $    --      $    --

      Fair value estimates are made at a specific point in time, based on available market information and judgments about the financial instrument, such as estimates of timing and amount of future cash flows. Such estimates do not reflect any premium or discount that could result from offering for sale at one time the Company's entire holdings of a particular financial instrument, nor do they consider the tax impact of the realization of unrealized gains or losses. In many cases, the fair value estimates cannot be substantiated by comparison to independent markets, nor can the disclosed value be realized in immediate settlement of the instrument. In evaluating the Company's management of interest rate, price and liquidity risks, the fair values of all assets and liabilities should be taken into consideration, not only those presented above.

      The following valuation methods and assumptions were used by the Company in estimating the fair value of the above financial instruments:

      Investment contract liabilities (included in policyholders' funds left with the Company) without a fixed maturity:

      Fair value is estimated as the amount payable to the contractholder upon demand. However, the Company has the right under such contracts to delay payment of withdrawals which may ultimately result in paying an amount different than that determined to be payable on demand.

      Off-Balance-Sheet and Other Financial Instruments

      The Company did not have transactions in off-balance sheet instruments in 1996 or 1995.

                       AETNA INSURANCE COMPANY OF AMERICA
    (A wholly owned subsidiary of Aetna Life Insurance and Annuity Company)

                    Notes to Financial Statements (Continued)

4. Net Investment Income

      Sources of net investment income were as follows:

                                            1996        1995        1994
                                            ----        ----        ----
                                                    (thousands)

      Debt securities                     $  547.6    $  457.5    $  414.1
      Cash equivalents                     1,041.6       261.1       205.2
      Other                                   --           2.4        --
                                          --------    --------    --------

      Gross investment income              1,589.2       721.0       619.3
      Less investment expenses                32.3        --          --
                                          --------    --------    --------
      Net investment income               $1,556.9    $  721.0    $  619.3
                                          ========    ========    ========

      Net investment income includes amounts allocable to experience rated contractholders of $855.2 thousand for the year ended December 31, 1996. There were no experience rated contractholders in 1995 and 1994. Interest credited to contractholders is included in current and future benefits.

5. Capital Gains and Losses

      Realized capital gains or losses are the difference between the carrying value and sale proceeds of specific investments sold.

      Net realized capital gains (losses) on debt securities, as reflected in the Statements of Income for the years ended December 31, 1996 and 1995, were $(11.2) thousand and $8.3 thousand, respectively. For the year ended December 31, 1994 there was no realized capital gains or losses.

      Proceeds from the sale of available for sale debt securities and the related gross gains and losses were as follows:

                                            1996        1995        1994
                                            ----        ----        ----
                                                     (thousands)

      Proceeds on sales                   $2,510.0    $3,000.0    $   --
           Gross gains                        12.7         8.3        --
           Gross losses                       23.9        --          --

                       AETNA INSURANCE COMPANY OF AMERICA
    (A wholly owned subsidiary of Aetna Life Insurance and Annuity Company)

                    Notes to Financial Statements (Continued)

5. Capital Gains and Losses on Investment Operations (Continued)

      Changes in shareholder's equity related to changes in unrealized capital gains (losses), (excluding those related to experience rated contractholders in 1996), were as follows:

                                                          1996       1995      1994
                                                          ----       ----      ----
                                                                  (thousands)
      Debt securities                                    $(95.5)    $371.8    $(257.5)

      Deferred income taxes (See Note 6)                  (33.4)      82.0      --
                                                         ------     ------    -------

      Net change in unrealized capital gains (losses)    $(62.1)    $289.8    $(257.5)
                                                         ======     ======    =======


      Net unrealized capital losses allocable to experience rated contracts of $105.4 thousand at December 31, 1996 are reflected on the Balance Sheets in policyholders' funds left with the Company and are not included in shareholder's equity.

      Shareholder's equity included the following unrealized capital gains (losses), which are net of amounts allocable to experience rated contractholders in 1996, at December 31:

                                                   1996       1995       1994
                                                   ----       ----       ----
                                                          (thousands)
      Debt securities

           Gross unrealized gains                 $140.0     $237.4    $   4.2
           Gross unrealized losses                  (1.1)      (3.0)    (141.6)
                                                  ------     ------     ------
                                                   138.9      234.4     (137.4)
      Deferred federal income taxes (see Note 6)    48.6       82.0       --
                                                  ------     ------     ------


      Net unrealized capital gains (losses)       $ 90.3     $152.4    $(137.4)
                                                  ======     ======     ======

                       AETNA INSURANCE COMPANY OF AMERICA
    (A wholly owned subsidiary of Aetna Life Insurance and Annuity Company)

                    Notes to Financial Statements (Continued)

6. Income Taxes

      The Company is included in the consolidated federal income tax return of Aetna and combined Connecticut state income tax return of Aetna. Aetna allocates to each member an amount approximating the tax it would have incurred were it not a member of the consolidated group, and credits the member for the use of its tax saving attributes used in the consolidated returns.

      Income taxes for the years ended December 31, consist of:

                                                   1996       1995       1994
                                                   ----       ----       ----
                                                          (thousands)
      Current taxes (benefits):
      Income taxes:
           Federal                                $ 98.8     $635.2     $188.1
           State                                   (58.4)     123.4       (2.6)
           Net realized capital gains (losses)      (3.9)       2.9       --
                                                 -------     ------     ------
                                                    36.5      761.5      185.5
                                                 -------     ------     ------
      Deferred tax benefits:
           Federal                                (759.9)    (549.2)      (0.4)
                                                 -------     ------     ------

           Total                                 $(723.4)    $212.3     $185.1
                                                 =======     ======     ======

      Income taxes were different from the amount computed by applying the federal income tax rate to income before income taxes for the following reasons:

                                                          1996         1995          1994
                                                          ----         ----          ----
                                                                    (thousands)
           Income (loss) before income taxes           $(1,419.2)    $  380.2      $  533.7
           Tax rate                                          35%           35%           35%
                                                       --------      --------      --------
           Application of the tax rate                   (496.7)        133.1         186.8

      Tax effect of:
           State income tax, net of federal benefit       (37.9)         80.2          (1.7)
           Excludable dividends                          (182.0)         --            --
           Other, net                                      (6.8)         (1.0)         --
                                                       --------      --------      --------

             Income taxes (benefit)                    $ (723.4)     $  212.3      $  185.1
                                                       ========      ========      ========

                       AETNA INSURANCE COMPANY OF AMERICA
    (A wholly owned subsidiary of Aetna Life Insurance and Annuity Company)

                    Notes to Financial Statements (Continued)

6. Income Taxes (Continued)

      The tax effects of temporary differences that give rise to deferred tax assets and deferred tax liabilities at December 31 are presented below:

                                                            1996        1995
                                                            ----        ----
                                                              (thousands)

      Deferred tax assets:
           Insurance reserves                             $6,932.6    $1,054.6
           Postretirement benefits other than pensions        41.7        --
           Pension                                            52.6        --
           Other                                               9.2         0.2
                                                          --------    --------
      Total gross assets                                   7,036.1     1,054.8

      Deferred tax liabilities:
           Deferred policy acquisition costs               5,697.5       496.4
           Net unrealized capital gains                       48.6        82.0
           Other                                               0.3         8.8
                                                          --------    --------
      Total gross liabilities                              5,746.4       587.2
                                                          --------    --------
           Net deferred tax asset                         $1,289.7    $  467.6
                                                          ========    ========

      Net unrealized capital gains and losses are presented in shareholder's equity net of deferred taxes. Valuation allowances are provided when it is not considered more likely than not that deferred tax assets will be realized. As of December 31, 1996 and 1995, no valuation allowances were required for unrealized capital gains and losses.

      The Internal Revenue Service ("Service") has completed examinations of the consolidated federal income tax returns of Aetna through 1990. Discussions are being held with the Service with respect to proposed adjustments. Management believes there are adequate defenses against, or sufficient reserves to provide for, any such adjustments. The Service has commenced its examinations for the years 1991 through 1994.

                       AETNA INSURANCE COMPANY OF AMERICA
    (A wholly owned subsidiary of Aetna Life Insurance and Annuity Company)

                    Notes to Financial Statements (Continued)

7. Benefit Plans

      The Company utilizes the employees of Aetna and its affiliates (primarily ALIAC). The benefit plan charges allocated to the Company in 1996 and 1995 were immaterial. There were no charges to the Company in 1994.

      As of December 31, 1996, Aetna transferred to the Company approximately $84.0 thousand of accrued liabilities, primarily related to the allocation of ALIAC pension and postretirement benefit plans that had been previously recorded by Aetna. The after tax amount of this transfer (approximately $55.0 thousand) is reported as a reduction in retained earnings.

8. Dividend Restrictions and Shareholder's Equity

      The amount of dividends that may be paid to the shareholder in 1997 without prior approval by the Insurance Commissioner of the State of Connecticut is $2.1 million.

      The Insurance Department of the State of Connecticut (the "Department") recognizes as net income and shareholder's capital and surplus those amounts determined in conformity with statutory accounting practices prescribed or permitted by the Department, which differ in certain respects from generally accepted accounting principles ("GAAP"). Statutory net income (loss) was $(7.9) million, $378.9 thousand and $348.1 thousand for the years ended December 31, 1996, 1995 and 1994, respectively. Statutory capital and surplus was $23.5 million and $12.1 million as of December 31, 1996 and 1995, respectively.

      As of December 31, 1996 the Company does not utilize any statutory accounting practices which are not prescribed by state regulatory authorities that, individually or in the aggregate, materially affect statutory capital and surplus.

9. Related Party Transactions

      Substantially all of the administrative and support functions of the Company are provided by Aetna and its affiliates. The financial statements reflect allocated charges, at cost, for these services based upon measures appropriate for the type and nature of service provided. Total charges allocated to the Company, including rent, salaries and other administrative expenses, were $4,716.5 thousand (of which $2,728 thousand was capitalized as deferred policy acquisition costs) and $350.0 thousand for the years ended December 31, 1996 and 1995, respectively. There were no charges in 1994.

                       AETNA INSURANCE COMPANY OF AMERICA
    (A wholly owned subsidiary of Aetna Life Insurance and Annuity Company)

                    Notes to Financial Statements (continued)

9. Related Party Transactions (Continued)

      The Company is compensated by the separate accounts for bearing mortality and expense risks pertaining to variable annuity contracts. Under the insurance contracts, the separate accounts pay the Company a daily fee which, on an annual basis, is 1.40% of their average daily net assets. The amount of compensation and fees received from the separate accounts, included in Charges Assessed Against Policyholders, amounted to $1,293 thousand and $132.7 thousand for the years ended December 31, 1996 and 1995, respectively. There were no charges assessed against policyholders for the year ended December 31, 1994.

      The Company received a capital contribution of $20.0 million in cash from ALIAC in 1996. The Company received no capital contributions in 1995 and 1994.

      Aeltus Investment Management, Inc. ("Aeltus"), a wholly owned subsidiary of HOLDCO, was named the subadviser of all of the Company's affiliated mutual funds and general account investments effective August 1, 1996 when ALIAC combined its investment management operations into those of Aeltus.

      The Company pays Aeltus a fee which, on an annual basis, is .06% of the average daily net assets under management. The amount of such fees for the year ended December 31, 1996 amounted to $32.4 thousand.

10. Commitments and Contingent Liabilities

      Commitments

      At December 31, 1996 and 1995 the Company had no commitments or contingent liabilities.

      Litigation

      The Company is not currently involved in litigation.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

         None.

                                    PART III

Item  10. Directors and Executive Officers of the Registrant.

          Omitted pursuant to General Instruction I(2) of Form 10-K .

Item  11. Executive Compensation.

          Omitted pursuant to General Instruction I(2) of Form 10-K .

Item  12. Security Ownership of Certain Beneficial Owners and Management.

          Omitted pursuant to General Instruction I(2) of Form 10-K .

Item  13. Certain Relationships and Related Transactions.

          Omitted pursuant to General Instruction I(2) of Form 10-K .

                                     PART IV

Item  14. Exhibits, Financial Statement Schedules and Reports on Form 8-K.

(a)   The following documents are filed as part of this report:

1.    Financial statements. See Item 8 on Page 13.
2. Financial statement schedules. See Index to Financial Statement Schedules on Page 34.
3.    Exhibits:

      3(i)  Certificate of Incorporation

            Incorporated herein by reference to Registration Statement on Form N-4, File No. 33-59749, as filed with the Securities and Exchange Commission on June 1, 1995.

      3(ii) By-Laws

            Incorporated herein by reference to Registration Statement on Form N-4, File No. 33-59749, as filed with the Securities and Exchange Commission on June 1, 1995.

      4 Instruments Defining the Rights of Security Holders, Including Indentures (Annuity Contracts)

            Incorporated herein by reference to Registration Statement on Form N-4, File No. 33-80750, as filed with the Securities and Exchange Commission on June 23, 1994.

Item 14. Exhibits, Financial Statement Schedules and Reports on Form 8-K. (Continued)

            Incorporated herein by reference to Registration Statement on Form N-4, File No. 33-59749, as filed with the Securities and Exchange Commission on June 1, 1995.

            Incorporated herein by reference to Pre-Effective Amendment No. 3 to the Registration Statement on Form S-2, File No. 33-63657, as filed with the Securities and Exchange Commission on January 17, 1996.

            Incorporated herein by reference to Registration Statement on Form S-2, File No. 33-63657, as filed with the Securities and Exchange Commission on October 25, 1995.

      10 Material Contracts (Management contracts / compensatory plans or arrangements)

            The Aetna Inc. Annual Incentive Plan, incorporated by reference to Aetna Inc.'s Registration Statement on Form S-4 (Registration Statement No. 333-5791) filed on June 12, 1996.*

            The Supplemental Pension Benefit Plan for Certain Employees of Aetna Services, Inc., incorporated herein by reference to Aetna Services, Inc.'s Form 10-Q filed on October 25, 1996.*

            The Aetna Inc. 1996 Stock Incentive Plan, incorporated herein by reference to Aetna Inc.'s Registration Statement on Form S-4 (Registration Statement No. 333-5791) filed on June 12, 1996.*

            * Management contract or compensatory plan or arrangement.

      24    Power of Attorney

            Filed with this Report immediately after Signature page.

      27    Financial Data Schedule

      Exhibits other than these listed are omitted because they are not required or not applicable.


      (b)   Reports on Form 8-K.

            None.

Index to Financial Statement Schedules

                                                                            Page
                                                                            ----

Independent Auditors' Report..............................................   35

III.   Supplementary Insurance Information as of and for the years
       ended December 31, 1996, 1995, 1994................................   36

Schedules other than those listed above are omitted because they are not required or are not applicable.

                          Independent Auditors' Report

The Shareholder and Board of Directors
Aetna Insurance Company of America:

We have audited the accompanying balance sheets of Aetna Insurance Company of America as of December 31, 1996 and 1995, and the related statements of income, changes in shareholder's equity, and cash flows for each of the years in the three-year period ended December 31, 1996. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Aetna Insurance Company of America at December 31, 1996 and 1995, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 1996, in conformity with generally accepted accounting principles.


                                        /s/ KPMG Peat Marwick LLP

Hartford, Connecticut
March 20, 1997

                       AETNA INSURANCE COMPANY OF AMERICA
     (A wholly owned subsidiary of Aetna Life Insurance and Annuity Company)

                                  Schedule III

                       Supplementary Insurance Information

         As of and for the years ended December 31, 1996, 1995 and 1994

(Thousands)

                                                                                                  Amortization
                   Deferred     Policyholders'                     Other Income                   of Deferred
                    Policy        Funds Left         Net            (Including        Current        Policy         Other
                  Acquisition      with the       Investment     Realized Capital    and Future   Acquisition     Operating
       Segment       Costs         Company        Income (1)    Gains and Losses)     Benefits       Costs        Expenses
----------------------------------------------------------------------------------------------------------------------------
1996              $21,057.0      $64,445.4       $1,556.9           $1,348.2        $1,651.9        $242.0       $2,430.4
----
                  ----------------------------------------------------------------------------------------------------------

1995              $ 2,066.4      $     --        $  721.0           $  141.0        $   --          $   --       $  481.8
----
                  ----------------------------------------------------------------------------------------------------------

1994              $     --       $     --        $  619.3           $   --          $   --          $   --       $   85.6
----
                  ----------------------------------------------------------------------------------------------------------

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

                                        AETNA INSURANCE COMPANY OF AMERICA
                                                 (Registrant)

Date  March 28, 1997                    By    /s/ Deborah Koltenuk
      --------------                          --------------------
                                             Deborah Koltenuk
                                             Vice President and Treasurer,
                                             Corporate Controller and Director

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on March 28, 1997.

     Signature                                     Title

         *                               President and Director
------------------------                 (Principal Executive Officer)
  Daniel P. Kearney


         *                               Senior Vice President and Director
------------------------
  Laura R. Estes


         *                               Vice President and Treasurer, Corporate
------------------------                 Controller and Director
  Deborah Koltenuk                       (Principal Accounting Officer)


         *                               Vice President and Director
------------------------
  James J. Mallozzi


*By:  /s/ Maria McKeon
      ----------------
      Maria McKeon, Corporate Secretary and Counsel

                                POWER OF ATTORNEY


We, the undersigned directors and officers of Aetna Insurance Company of America, hereby severally constitute and appoint Maria F. McKeon and Deborah Koltenuk and each of them individually, our true and lawful attorneys, with full power to them and each of them to sign for us, and in our names and in the capacities indicated below, the 1996 Form 10-K and any and all amendments thereto to be filed with the Securities and Exchange Commission under the Securities Exchange Act of 1934, hereby ratifying and confirming our signatures as they may be signed by our said attorney to the Form 10-K and any and all amendments thereto.

WITNESS our hands and common seal on this 28th day of March, 1997.

     Signature                                     Title


  /s/ Daniel P. Kearney                     President and Director
---------------------------------           (Principal Executive Officer)
  Daniel P. Kearney


  /s/ Laura R. Estes                        Senior Vice President and Director
---------------------------------
  Laura R. Estes


  /s/ Deborah Koltenuk                      Vice President and Treasurer,
---------------------------------           Corporate Controller and Director
  Deborah Koltenuk                          (Principal Accounting Officer)


  /s/ James J. Mallozzi                     Vice President and Director
---------------------------------
  James J. Mallozzi