Form 10-Q
period 1997-03-31
AETNA INSURANCE CO OF AMERICA
filed 1997-05-14
CIK 925988

                      SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C. 20549

                                   Form 10-Q

               Quarterly Report Pursuant to Section 13 or 15(d)
                   of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 1997   Commission file number 33-81010

    Aetna Insurance Company of America
-----------------------------------------------------------------------------
(Exact name of registrant as specified in its charter)

           Connecticut                              06-1286272
-----------------------------------------------------------------------------
     (State or other jurisdiction of            (I.R.S. Employer
     incorporation or organization)            Identification No.)


  151 Farmington Avenue, Hartford, Connecticut         06156
-----------------------------------------------------------------------------
    (Address of principal executive offices)        (ZIP Code)


Registrant's telephone number, including area code (860) 273-0123


                                   NONE
-----------------------------------------------------------------------------
Former name, former address and former fiscal year if changed since last report

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

                                                       SHARES OUTSTANDING
TITLE OF CLASS                                          AT APRIL 30, 1997
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


                               TABLE OF CONTENTS


                                                                    PAGE
                                                                  --------

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

   Statements of Income............................................   3
   Balance Sheets..................................................   4
   Statements of Changes in Shareholder's Equity...................   5
   Statements of Cash Flows........................................   6
   Condensed Notes to Financial Statements.........................   7
   Independent Auditors' Review Report.............................   9

Item 2.  Management's Analysis of the Results of Operations........  10


PART II. OTHER INFORMATION

Item 1.  Legal Proceedings.........................................  13

Item 5.  Other Information.........................................  13

Item 6.  Exhibits and Reports on Form 8-K..........................  13

Signatures.........................................................  14

PART I. FINANCIAL INFORMATION
ITEM 1. Financial Statements


                         AETNA INSURANCE COMPANY OF AMERICA
    (A wholly owned subsidiary of Aetna Life Insurance and Annuity Company)

                                   Statements of Income
                                       (thousands)

                                                                           3 MONTHS ENDED MARCH 31,
                                                                           ------------------------
                                                                             1997            1996
                                                                           ---------      ---------
Revenue:
  Charges assessed against policyholders...................................  $  857.8      $ 160.9
  Net investment income....................................................   1,282.7        174.5
  Net realized capital gains...............................................       2.1          --
  Other income.............................................................      42.8          --
                                                                             --------      -------
    Total revenue..........................................................   2,185.4        335.4

Benefits and expenses:
  Current and future benefits..............................................   1,176.5           --
  Operating expenses.......................................................     963.0        652.2
  Amortization of deferred policy acquisition costs........................     316.0           --
                                                                             --------      -------
    Total expenses.........................................................   2,455.5        652.2

Loss before income tax benefits............................................    (270.1)      (316.8)
  Income tax benefits......................................................    (135.4)      (152.0)
                                                                             --------      -------
Net loss.................................................................    $ (134.7)     $(164.8)
                                                                             --------      -------
                                                                             --------      -------

See Condensed Notes to Financial Statements.

                  AETNA INSURANCE COMPANY OF AMERICA
  (A wholly owned subsidiary of Aetna Life Insurance and Annuity Company)

                               Balance Sheets
                      (thousands, except share data )

                                                                    MARCH 31,      DECEMBER 31,
Assets                                                                 1997            1996
------                                                             ------------    ------------

Investments:
  Debt securities available for sale, at fair value
    (amortized cost $63,915.9 and $24,736.8).....................   $ 62,497.7     $ 24,770.3
  Short-term investments.........................................      1,000.0             --
Cash and cash equivalents........................................     26,910.8       51,842.3
Deferred policy acquisition costs................................     26,187.0       21,057.0
Accrued investment income........................................      1,054.9          325.8
Deferred tax asset...............................................      2,220.4        1,289.7
Income taxes receivable..........................................           --        1,133.2
Other assets.....................................................        956.9          447.6
Separate Accounts assets.........................................    369,116.7      303,518.6
                                                                    ----------     ----------
    Total assets.................................................   $489,944.4     $404,384.5
                                                                    ----------     ----------
                                                                    ----------     ----------
Liabilities and Shareholder's Equity

Liabilities:
  Policyholders' funds left with the Company.....................   $ 83,106.0     $ 64,445.4
  Other liabilities..............................................      5,863.1        4,753.2
  Due to parent and affiliates...................................        387.3          347.2
  Income taxes payable...........................................        698.5             --
  Separate Accounts liabilities..................................    369,116.7      303,518.6
                                                                    ----------     ----------
    Total liabilities............................................    459,171.6      373,064.4
                                                                    ----------     ----------
Shareholder's equity:
  Common capital stock, par value $2,000 (1,275 shares
    authorized, issued and outstanding)............................    2,550.0        2,550.0
  Paid-in capital..................................................   27,550.0       27,550.0
  Net unrealized capital gains.....................................        6.0           90.3
  Retained earnings................................................      666.8        1,129.8
                                                                    ----------     ----------
    Total shareholder's equity.....................................   30,772.8       31,320.1
                                                                    ----------     -----------
    Total liabilities and shareholder's equity..................... $489,944.4     $404,384.5
                                                                    ----------     -----------
                                                                    ----------     -----------

See Condensed Notes to Financial Statements.

                    AETNA INSURANCE COMPANY OF AMERICA
   (A wholly owned subsidiary of Aetna Life Insurance and Annuity Company)

                  Statements of Changes in Shareholder's Equity
                                 (thousands)



                                                      3 Months Ended March 31,
                                                      ------------------------

                                                           1997       1996
                                                           ----       ----


Shareholder's equity, beginning of year..................$31,320.1   $12,133.0

Net change in unrealized capital gains...................    (84.3)      (80.6)

Net loss.................................................   (134.7)     (164.8)

Other changes............................................   (328.3)          --
                                                         ----------   ---------

Shareholder's equity, end of period......................$30,772.8    $11,887.6
                                                         ----------   ---------
                                                         ----------   ---------




See Condensed Notes to Financial Statements.



                                     AETNA INSURANCE COMPANY OF AMERICA
                 (A wholly owned subsidiary of Aetna Life Insurance and Annuity Company)

                                         Statements of Cash Flows
                                                (thousands)


                                                                    3 Months Ended March 31,
                                                                    ------------------------

                                                                       1997            1996
                                                                       ----            ----

Cash Flows from Operating Activities:
    Net loss...................................................... $  (134.7)         $  (164.8)
    Adjustments to reconcile net loss to net cash (used for)
      provided by operating activities:
    Increase in accrued investment income.........................    (729.1)            (122.6)
    Increase in deferred policy acquisition costs.................  (5,130.0)          (1,323.5)
    Net change in amounts due to/from parent and affiliates.......      40.1              295.0
    Net increase in other assets and liabilities..................   2,339.8            2,756.5
    Net increase (decrease) in income taxes.......................   1,130.0             (732.0)
    Net (accretion) amortization of (discount) premium on
      debt securities.............................................     (87.4)               2.2
    Net realized capital gains....................................      (2.1)                --
                                                                    ----------        ---------
        Net cash (used for) provided by operating activities......  (2,573.4)             710.8
                                                                    ----------        ---------

Cash Flows from Investing Activities:
    Proceeds from sales of:
      Debt securities available for sale..........................   7,937.2                 --
    Investment maturities and repayments of:
      Debt securities available for sale..........................     296.7                 --
    Cost of investment purchases in:
      Debt securities available for sale.......................... (49,574.7)             (34.9)
      Short-term investments......................................  (1,000.0)                --
                                                                    ----------        ---------
        Net cash used for investing activities.................... (42,340.8)             (34.9)
                                                                    ----------        ---------

Cash Flows from Financing Activities:
    Deposits and interest credited for investment contracts.......  20,516.2              558.5
    Withdrawal of investment contracts............................    (533.5)                --
                                                                    ----------        ---------
        Net cash provided by financing activities.................  19,982.7              558.5
                                                                    ----------        ---------


Net (decrease) increase in cash and cash equivalents.............. (24,931.5)           1,233.9
Cash and cash equivalents, beginning of period....................  51,842.3            4,044.2
                                                                    ----------        ---------

Cash and cash equivalents, end of period.......................... $26,910.8           $5,278.1
                                                                    ----------        ---------
                                                                    ----------        ---------

Supplemental cash flow information:
    Income taxes (benefit) paid (received), net................... $(1,051.0)          $  639.0
                                                                    ----------        ---------
                                                                    ----------        ---------

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

The financial statements have been prepared in accordance with generally accepted accounting principles and are unaudited. Certain reclassifications have been made to 1996 financial information to conform to the 1997 presentation. These interim statements necessarily rely heavily on estimates, including assumptions as to annualized tax rates. In the opinion of management, all adjustments necessary for a fair statement of results for the interim periods have been made. All such adjustments are of a normal, recurring nature. The accompanying condensed financial statements should be read in conjunction with the financial statements and related notes as presented in the Company's 1996 Annual Report on Form 10-K. Certain financial information that is normally included in annual financial statements prepared in accordance with generally accepted accounting principles, but that is not required for interim reporting purposes, has been condensed or omitted.

2. FUTURE APPLICATIONS OF ACCOUNTING STANDARDS

Financial Accounting Standard ("FAS") No. 125, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities, was issued in June 1996 and provides accounting and reporting standards for transfers of financial assets and extinguishments of liabilities.

FAS No. 125 is effective for 1997 financial statements; however, certain provisions relating to accounting for repurchase agreements and securities lending are not effective until January 1, 1998. Provisions effective in 1997 did not have a material effect on the Company's financial position or results of operations. The Company does not expect adoption of this statement for provisions effective in 1998 to have a material effect on its financial position or results of operations.

3. INVESTMENTS

Short-term investments, consisting primarily of money market instruments and other debt issues purchased with a maturity of 91 days to one year, are considered available for sale and are carried at fair value, which approximates amortized cost.

                       AETNA INSURANCE COMPANY OF AMERICA
    (A wholly owned subsidiary of Aetna Life Insurance and Annuity Company)

                     CONDENSED NOTES TO FINANCIAL STATEMENTS
                                  (CONTINUED)

4. BENEFIT PLANS

As of March 31, 1997, ALIAC transferred to the Company, approximately $505.0 thousand of accrued liabilities, primarily related to the allocation of pension and postretirement benefit expenses that had been previously allocated by ALIAC. The after-tax amount of this transfer (approximately $328.3 thousand) is reported as a reduction of retained earnings.

5. LITIGATION

The Company is not currently involved in litigation.

                    Independent Auditors' Review Report
                    -----------------------------------


The Board of Directors
Aetna Insurance Company of America:

We have reviewed the accompanying condensed balance sheet of Aetna Insurance Company of America as of March 31, 1997, and the related condensed statements of income, changes in shareholder's equity and cash flows for the three-month periods ended March 31, 1997 and 1996. These condensed financial statements are the responsibility of the Company's management.

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

We have previously audited, in accordance with generally accepted auditing standards, the balance sheet of Aetna Insurance Company of America as of December 31, 1996, and the related statements of income, changes in shareholder's equity, and cash flows for the year then ended (not presented herein); and in our report dated March 20, 1997, we expressed an unqualified opinion on those financial statements. In our opinion, the information set forth in the accompanying condensed balance sheet as of December 31, 1996, is fairly presented, in all material respects, in relation to the balance sheet from which it has been derived.



                                          /s/ KPMG Peat Marwick LLP


Hartford, Connecticut
May 5, 1997

ITEM 2. MANAGEMENT'S ANALYSIS OF THE RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

                                                                             3 MONTHS ENDED
                                                                                MARCH 31,
                                                                     ---------------------------
(THOUSANDS)                                                                1997          1996
-------------------------------------------------------------------     ---------      ---------


Charges assessed against policyholders.............................    $    857.8      $   160.9
Net investment income..............................................       1,282.7          174.5
Net realized capital gains.........................................           2.1             --
Other income.......................................................          42.8             --
                                                                       ----------      ---------
    Total revenue..................................................       2,185.4          335.4
                                                                       ----------      ---------
Current and future benefits........................................       1,176.5             --
Operating expenses.................................................         963.0          652.2
Amortization of deferred policy aquisition costs...................         316.0             --
                                                                       ----------      ---------
    Total benefits and expenses....................................       2,455.5          652.2
                                                                       ----------      ---------
    Loss before income tax benefits................................        (270.1)        (316.8)
Income tax benefits................................................        (135.4)        (152.0)
                                                                       ----------      ---------
    Net loss.......................................................    $   (134.7)     $  (164.8)
                                                                       ----------      ---------
                                                                       ----------      ---------
    Net realized capital gains, net of tax (included above)........    $      1.4      $      --
                                                                       ----------      ---------
                                                                       ----------      ---------

Deposits not included in premiums above:
  Annuities--Fixed Options...........................................  $ 30,150.7      $ 3,307.5
  Annuities--Variable Options........................................    59,314.0       14,049.3
                                                                       ----------      ---------
  Total..............................................................  $ 89,464.7      $17,356.8
                                                                       ----------      ---------
                                                                       ----------      ---------
Assets under management: (1) (2)
  Annuities--Fixed Options...........................................  $170,963.3      $11,921.3
  Annuities--Variable Options .......................................   283,542.8       51,224.1
                                                                       ----------      ---------
  Total..............................................................  $454,506.1      $63,145.4
                                                                       ----------      ---------
                                                                       ----------      ---------

------------------------

(1) Excludes net unrealized capital losses of $1,418.2 thousand and net unrealized capital gains of $110.6 thousand at March 31, 1997 and 1996, respectively.

(2) Includes $262,437.6 thousand and $49,965.4 thousand at March 31, 1997 and 1996, respectively, of assets held and managed by unaffiliated mutual funds.

The Company had net losses of $134.7 thousand for the three months ended March 31, 1997 compared to net losses of $164.8 thousand for the same period a year ago. Excluding net realized capital gains, the Company had net losses of $136.1 thousand for the three months ended March 31, 1997 compared to net losses of $164.8 thousand for the same period a year ago. First quarter results continue to reflect increased revenues and expenses reflecting the growth of the Company's business operations (the Company commenced operations in the second quarter of 1995).

During the three months ended March 31, 1997, the Company's net deferred tax asset increased by $930.7 thousand from December 31, 1996, the benefit of which reduced the Company's net loss in first quarter of 1997. This increase in the deferred tax asset was primarily due to losses from commencement of operations discussed above. Management believes it is more likely than not that the Company will realize the benefit of its net deferred tax asset.

GENERAL ACCOUNT INVESTMENTS

The Company's investment strategies and portfolios are intended to match the duration of the related liabilities and provide sufficient cash flow to meet obligations while maintaining a competitive rate of return. The duration of these investments is monitored, and investment purchases and sales are executed with the objective of having adequate funds available to satisfy the Company's maturing liabilities. The risks associated with investments supporting experienced-rated products are assumed by those customers subject to, among other things, certain minimum guarantees.

The Company's invested assets were comprised of the following:


                                                     MARCH 31,    DECEMBER 31,
(THOUSANDS)                                            1997           1996
-----------                                      -----------      ------------
Debt securities.................................   $62,497.7        $24,770.3
Short-term investments..........................     1,000.0               --
                                                   ---------        ---------
  Total Investments.............................   $63,497.7        $24,770.3
                                                   ---------        ---------
                                                   ---------        ---------

At March 31, 1997, the Company's carrying value of investments in debt securities represented 98% of total general account invested assets. At March 31, 1997 and December 31, 1996, $54,123.0 thousand or 87% and $16,520.0 thousand or 67%, respectively, of total debt securities supported experienced rated products.

It is management's objective that the portfolio of debt securities be of high quality and be well-diversified by market sector. The debt securities in the Company's portfolio are generally rated by external rating agencies, and, if not externally rated, are rated by the Company on a basis believed to be similar to that used by the rating agencies. The average quality rating of the Company's debt security portfolio at March 31, 1997 and December 31, 1996 was AA and AA-, respectively.

 DEBT SECURITIES QUALITY RATINGS    DEBT SECURITIES INVESTMENTS BY MARKET
 AT MARCH 31, 1997                  SECTOR AT MARCH 31, 1997
----------------------------------  ------------------------------------------

AAA                       61.8%     U.S. Treasuries/Agencies             50.7%
AA                         1.5      U.S. Corporate Securities            23.3
A                         12.9      Foreign Securities-U.S. Dollar
BBB                       23.8        Denominated                        14.9
                         -----      Residential Mortgage-Backed
                         100.0        Securities                          6.0
                         -----      Commercial/Mulifamily Mortgage-
                         -----        Backed Securities                   3.9
                                    Asset-Backed Securities               1.2
                                                                        -----
                                                                        100.0
                                                                        -----
                                                                        -----
                                       11

 DEBT SECURITIES QUALITY RATINGS    DEBT SECURITIES INVESTMENTS BY MARKET
 AT MARCH 31, 1997                  SECTOR AT MARCH 31, 1997
----------------------------------  ------------------------------------------
AAA                         47.3%   U.S. Corporate Securities            44.7%
A                           25.4    U.S. Treasuries/Agencies             33.3
BBB                         27.3    Commercial/Mulifamily Mortgage-
                           -----      Backed Securities                  10.0
                           100.0    Foreign Securities-U.S. Dollar
                           -----      Denominated                         8.0
                           -----    Asset-Backed Securities               4.0
                                                                        -----
                                                                        100.0
                                                                        -----
                                                                        -----

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

The Company is not currently involved in legal proceedings.

ITEM 5. Other Information

(a) NAIC IRIS Ratios

The NAIC IRIS ratios cover 12 categories of statutory financial data with defined usual ranges for each category. The ratios are intended to separate out, for further review, those insurers who might warrant special attention. At December 31, 1996, the Company had seven ratios falling outside the usual range, all of which were directly associated with the writing of new business (the Company commenced operations in the second quarter of 1995). The initial years of operations are typically characterized by statutory losses due to the high level of start-up costs relative to the level of assets under management.

The Company's management carefully monitors its capital requirements and does not believe that the Company will warrant special attention by regulators.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.

    (a) Exhibits

        (27) Financial Data Schedule.

    (b) Reports on Form 8-K

        None.

                                   SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                AETNA INSURANCE COMPANY OF AMERICA
                                      (REGISTRANT)

MAY 14, 1997                    BY  /s/ DEBORAH KOLTENUK
(DATE)                             ------------------------------------
                                   Deborah Koltenuk
                                   VICE PRESIDENT AND TREASURER,
                                   CORPORATE CONTROLLER
                                   (CHIEF ACCOUNTING OFFICER)