Form 10-Q
period 1997-06-30
AETNA INSURANCE CO OF AMERICA
filed 1997-08-12
CIK 925988

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    Form 10-Q

                Quarterly Report Pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934


For the quarterly period ended June 30, 1997     Commission file number 33-81010


                           Aetna Insurance Company of America
--------------------------------------------------------------------------------
         (Exact name of registrant as specified in its charter)


                Connecticut                               06-1286272
--------------------------------------------------------------------------------
     (State or other jurisdiction of                 (I.R.S. Employer
      incorporation or organization)                 Identification No.)

  151 Farmington Avenue, Hartford, Connecticut            06156
--------------------------------------------------------------------------------
    (Address of principal executive offices)            (ZIP Code)


Registrant's telephone number, including area code     (860) 273-0123
                                                  ----------------------
                                      None
--------------------------------------------------------------------------------
Former name, former address and former fiscal year if changed since last report


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                     Yes     X               No


Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                                                          Shares Outstanding
Title of Class                                            at July 31, 1997
--------------                                            ----------------

Common Capital Stock,
 par value $2,000                                                  1,275

The registrant meets the conditions set forth in General Instruction H(1)(a) and
(b) of Form 10-Q and is therefore filing this Form with the reduced disclosure format.

                       AETNA INSURANCE COMPANY OF AMERICA
     (A wholly owned subsidiary of Aetna Life Insurance and Annuity Company)


                                TABLE OF CONTENTS
                                -----------------

                                                                                      PAGE
                                                                                      ----

PART I.       FINANCIAL INFORMATION

Item 1.       Financial Statements
         Statements of Income......................................................    3
         Balance Sheets............................................................    4
         Statements of Changes in Shareholder's Equity.............................    5
         Statements of Cash Flows..................................................    6
         Condensed Notes to Financial Statements...................................    7
         Independent Auditors' Review Report.......................................    9
Item 2.  Management's Analysis of the Results of Operations........................    10


PART II.      OTHER INFORMATION

Item 1.       Legal Proceedings....................................................    13

Item 5.       Other Information....................................................    13

Item 6.       Exhibits and Reports on Form 8-K.....................................    13

Signatures.........................................................................    14


                                      (2)

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements


                       AETNA INSURANCE COMPANY OF AMERICA
    (A wholly owned subsidiary of Aetna Life Insurance and Annuity Company)

                              Statements of Income
                                   (thousands)


                                                            3 Months Ended June 30,                  6 Months Ended June 30,
                                                            -----------------------                  -----------------------

                                                            1997              1996                  1997                  1996
                                                            ----              ----                  ----                  ----

Revenue:
  Charges assessed against policyholders                $  1,439.6        $    223.5            $  2,297.4            $    384.4
  Net investment income                                    1,595.1             158.0               2,877.8                 332.5
  Net realized capital gains (losses)                         68.0             (17.1)                 70.1                 (17.1)
  Other income                                                70.6            --                     113.4                --
                                                          --------          --------              --------              --------
        Total revenue                                      3,173.3             364.4               5,358.7                 699.8

Benefits and expenses:
  Current and future benefits                              1,442.7             181.2               2,619.2                 181.2
  Operating expenses                                         795.8             945.2               1,758.8               1,597.4
  Amortization of deferred policy acquisition costs          301.4            --                     617.4                --
                                                          --------          --------              --------              --------
       Total benefits and expenses                         2,539.9           1,126.4               4,995.4               1,778.6

Income (loss) before income
   taxes (benefits)                                          633.4            (762.0)                363.3              (1,078.8)

Income taxes (benefits)                                      180.6            (170.6)                 45.2                (322.6)
                                                          --------          --------              --------              --------

Net income (loss)                                       $    452.8        $   (591.4)           $    318.1            $   (756.2)
                                                          ========          ========              ========              ========



See Condensed Notes to Financial Statements.

                                      (3)

                       AETNA INSURANCE COMPANY OF AMERICA
     (A wholly owned subsidiary of Aetna Life Insurance and Annuity Company)

                                 Balance Sheets
                        (thousands, except share data )

                                                              June 30,                December 31,
                                                                1997                      1996
                                                                ----                      ----
Assets
------
Investments:
  Debt securities available for sale, at fair value
     (amortized cost $86,401.3 and $24,736.8)               $   86,525.2             $   24,770.3
  Short-term investments                                         1,000.0                   --
Cash and cash equivalents                                       24,207.8                 51,842.3
Deferred policy acquisition costs                               32,518.6                 21,057.0
Accrued investment income                                        1,351.5                    325.8
Deferred tax asset                                               2,646.0                  1,289.7
Income taxes receivable                                             60.9                  1,133.2
Other assets                                                       683.5                    447.6
Separate Accounts assets                                       485,486.8                303,518.6
                                                              ----------               ----------

       Total assets                                         $  634,480.3             $  404,384.5
                                                              ==========               ==========


Liabilities and Shareholder's Equity

Liabilities:
  Policyholders' funds left with the Company                $  109,358.3             $   64,445.4
  Other liabilities                                              2,636.2                  4,753.2
  Due to parent and affiliates                                     714.9                    347.2
  Separate Accounts liabilities                                485,486.8                303,518.6
                                                              ----------               ----------
       Total liabilities                                       598,196.2                373,064.4
                                                              ----------               ----------

Shareholder's equity:
  Common capital stock, par value $2,000 (1,275 shares
   authorized, issued and outstanding)                           2,550.0                  2,550.0
  Paid-in capital                                               32,550.0                 27,550.0
  Net unrealized capital gains                                      64.5                     90.3
  Retained earnings                                              1,119.6                  1,129.8
                                                              ----------               ----------
       Total shareholder's equity                               36,284.1                 31,320.1
                                                              ----------               ----------

         Total liabilities and shareholder's equity         $  634,480.3             $  404,384.5
                                                              ==========               ==========

See Condensed Notes to Financial Statements.

                                      (4)

                       AETNA INSURANCE COMPANY OF AMERICA
     (A wholly owned subsidiary of Aetna Life Insurance and Annuity Company)

                  Statements of Changes in Shareholder's Equity
                                   (thousands)



                                                     6 Months Ended June 30,
                                                     -----------------------

                                                       1997            1996
                                                       ----            ----


Shareholder's equity, beginning of period         $  31,320.1     $  12,133.0

Capital contribution                              $   5,000.0            --

Net change in unrealized capital gains (losses)         (25.8)         (107.9)

Net income (loss)                                       318.1          (756.2)

Other changes                                          (328.3)           --
                                                     ---------       ---------

Shareholder's equity, end of period               $  36,284.1     $  11,268.9
                                                     =========       =========









See Condensed Notes to Financial Statements.


                                      (5)

                       AETNA INSURANCE COMPANY OF AMERICA
     (A wholly owned subsidiary of Aetna Life Insurance and Annuity Company)

                            Statements of Cash Flows
                                   (thousands)

                                                                                        6 Months Ended June 30,
                                                                                        -----------------------

                                                                                 1997                             1996
                                                                                 ----                             ----
Cash Flows from Operating Activities:
         Net income (loss)                                                 $     318.1                      $    (756.2)
         Adjustments to reconcile net income (loss) to net cash used for operating activities:
         Increase in accrued investment income                                (1,025.7)                           (31.3)
         Increase in deferred policy acquisition costs                       (11,461.6)                        (6,856.6)
         Net change in amounts due to/from parent and affiliates                 367.7                           (174.6)
         Net (decrease) increase in other assets and liabilities              (1,937.1)                         2,985.1
         Net decrease in income taxes                                           (477.7)                        (2,836.9)
         Net (accretion) amortization of (discount) premium on
           debt securities                                                      (198.6)                            22.6
         Net realized capital (gains) losses                                     (70.1)                            17.1
                                                                             ---------                        ---------
               Net cash used for operating activities                        (14,485.0)                        (7,630.8)
                                                                             ---------                        ---------

Cash Flows from Investing Activities:
         Proceeds from sales of:
           Debt securities available for sale                                  7,937.2                          2,285.0
         Investment maturities and repayments of:
           Debt securities available for sale                                  1,804.0                           --
         Cost of investment purchases in:
           Debt securities available for sale                                (71,673.5)                        (2,358.3)
           Short-term investments                                             (1,000.0)                          --
                                                                             ---------                        ---------
               Net cash used for investing activities                        (62,932.3)                           (73.3)
                                                                             ---------                        ---------

Cash Flows from Financing Activities:
         Deposits and interest credited for investment contracts              46,371.7                         13,378.7
         Withdrawal of investment contracts                                   (1,588.9)                          --
         Capital contribution                                                  5,000.0                           --
                                                                             ---------                        ---------
               Net cash provided by financing activities                      49,782.8                         13,378.7
                                                                             ---------                        ---------

Net (decrease) increase in cash and cash equivalents                         (27,634.5)                         5,674.6
Cash and cash equivalents, beginning of period                                51,842.3                          4,044.2
                                                                             ---------                        ---------

Cash and cash equivalents, end of period                                   $  24,207.8                      $   9,718.8
                                                                             =========                        =========


Supplemental cash flow information:
    Income taxes paid, net                                                 $     346.0                      $   2,232.0
                                                                             =========                        =========


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

2.  Future Applications of Accounting Standards
    -------------------------------------------

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

                                      (7)

                       AETNA INSURANCE COMPANY OF AMERICA
     (A wholly owned subsidiary of Aetna Life Insurance and Annuity Company)

                     Condensed Notes to Financial Statements
                                   (Continued)

2.  Future Applications of Accounting Standards (Continued)
    -------------------------------------------------------

    FAS No. 130, Reporting Comprehensive Income, was issued in June 1997 and establishes standards for the reporting and presentation of comprehensive income and its components in a full set of financial statements. Comprehensive income encompasses all changes in shareholder's equity (except those arising from transactions with owners) and includes net income, net unrealized capital gains or losses on available for sale securities and foreign currency translation adjustments. As this new standard only requires additional information in a financial statement, it will not affect the Company's financial position or results of operations. FAS No. 130 is effective for fiscal years beginning after December 15, 1997, with earlier application permitted. The Company is currently evaluating the presentation alternatives permitted by the statement.

3.  Investments
    -----------

    Short-term investments, consisting primarily of money market instruments and other debt issues purchased with a maturity of 91 days to one year, are considered available for sale and are carried at fair value, which approximates amortized cost.

4.  Benefit Plans
    -------------

    As of June 30, 1997, ALIAC transferred to the Company, approximately $505.0 thousand of accrued liabilities, primarily related to the allocation of pension and postretirement benefit expenses that had been previously allocated by ALIAC. The after-tax amount of this transfer (approximately $328.3 thousand) is reported as a reduction of retained earnings.

5.  Litigation
    ----------

    The Company is not currently involved in litigation.

6.  Shareholder's Equity
    --------------------

     On June 26, 1997, the Company received a $5.0 million capital contribution from ALIAC.

                                      (8)

                       Independent Auditors' Review Report
                       -----------------------------------


The Board of Directors
Aetna Insurance Company of America:

We have reviewed the accompanying condensed balance sheet of Aetna Insurance Company of America as of June 30, 1997, and the related condensed statements of income for the three-month and six-month periods ended June 30, 1997 and 1996, and the related condensed statements of changes in shareholder's equity and cash flow for the six-month periods ended June 30, 1997 and 1996. These condensed financial statements are the responsibility of the Company's management.

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

Hartford, Connecticut
August 4, 1997

Item 2.  Management's Analysis of the Results of Operations

Results of Operations
---------------------
                                                                     3 Months Ended                   6 Months Ended
                                                                         June 30,                        June 30
(Thousands)                                                        1997           1996             1997           1996
------------------------------------------------------------ --------------- --------------- --------------- --------------
Charges assessed against policyholders                           $1,439.6     $    223.5         $2,297.4        $   384.4
Net investment income                                             1,595.1          158.0          2,877.8            332.5
Net realized capital gains (losses)                                  68.0          (17.1)            70.1            (17.1)
Other income                                                         70.6           --              113.4            --
          -------------------------------------------------- --------------- --------------- --------------- --------------
          Total revenue                                           3,173.3          364.4          5,358.7            699.8
          -------------------------------------------------- --------------- --------------- --------------- --------------
Current and future benefits                                       1,442.7          181.2          2,619.2            181.2
Operating expenses                                                  795.8          945.2          1,758.8          1,597.4
Amortization of deferred policy acquisition costs                   301.4           --              617.4            --
          -------------------------------------------------- --------------- --------------- --------------- --------------
          Total benefits and expenses                             2,539.9        1,126.4          4,995.4          1,778.6
          -------------------------------------------------- --------------- --------------- --------------- --------------
          Income (loss) before income taxes
          (benefits)                                                633.4         (762.0)           363.3         (1,078.8)
Income taxes (benefits)                                             180.6         (170.6)            45.2           (322.6)
          -------------------------------------------------- --------------- --------------- --------------- --------------
          Net income (loss)                                      $  452.8     $   (591.4)        $  318.1        $  (756.2)
          ================================================== =============== ================ ============== ==============

          Net realized capital gains (losses),
          net of tax (included above)                            $   44.2     $    (11.1)        $   45.6        $   (11.1)
============================================================ =============== =============== =============== ==============

------------------------------------------------------------ --------------- --------------- --------------- --------------
Deposits not included above:
     Annuities - Fixed Options                                  $ 40,682.1       $ 69,615.5      $ 70,832.8     $ 72,923.0
     Annuities - Variable Options                                 59,826.8         38,305.7       119,140.8       52,355.0
                                                             --------------- --------------- --------------- --------------
     Total                                                      $100,508.9       $107,921.2      $189,973.6     $125,278.0
============================================================ =============== =============== =============== ==============
Assets under management: (1) (2) (3)
     Annuities - Fixed Options                                                                   $190,947.2     $ 79,870.1
     Annuities - Variable Options                                                                 400,358.0       92,451.7
                                                                                             --------------- --------------
     Total                                                                                       $591,305.2     $172,321.8
============================================================ =============== =============== =============== ==============

 (1) Excludes net unrealized capital gains of $123.9 thousand and $68.7 thousand at June 30, 1997 and 1996, respectively.
 (2) Includes $370,025.1 thousand and $88,785.0 thousand at June 30, 1997 and 1996, respectively, of assets invested through the Company's products in unaffiliated mutual funds.
 (3) Annuities - Fixed Options includes $85,128.8 thousand and $65,684.5 thousand related to the assets supporting a guaranteed interest option at June 30, 1997 and 1996, respectively.

The Company had net income of $452.8 thousand and $318.1 thousand for the three and six months ended June 30, 1997 compared to net losses of $591.4 thousand and $756.2 thousand for the same periods a year ago. Excluding net realized capital gains or losses, results for the three and six months ended June 30, 1997 were $408.6 thousand and $272.5 thousand, respectively, compared with losses of $580.3 thousand and $745.1 thousand, respectively. Second quarter and year to date 1997 results continue to reflect significant increases in revenues and current and future benefits associated with the Company's growth. Despite this growth in new business, the Company has been able to maintain the growth in expenses at a lower rate than the growth in its revenues, resulting in net income for the 1997 periods compared to net losses for the same periods a year ago.

                                      (10)

---------------------------------

During the six months ended June 30, 1997, the Company's net deferred tax asset increased by $1,356.3 thousand, the benefit of which increased the Company's net income for the six months ended June 30, 1997. This increase in the deferred tax asset is attributable to temporary differences between generally accepted accounting principles and federal income tax methodologies for insurance reserves and capitalized acquisition costs. Management believes it is more likely than not that the Company will realize the benefit of its net deferred tax asset.

General Account Investments
---------------------------

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

The Company's invested assets were comprised of the following:

                                                                               June 30,            December 31,
(Thousands)                                                                      1997                 1996
----------------------------------------------------------------------- -------------------- -----------------------
Debt securities, available for sale, at fair value                           $ 86,525.2           $ 24,770.3
Short-term investments                                                          1,000.0                --
                                                                                -------              -------
     Total Investments                                                       $ 87,525.2           $ 24,770.3
======================================================================= ==================== =======================


At June 30, 1997, the Company's carrying value of investments in debt securities represented 99% of total general account invested assets. At June 30, 1997 and December 31, 1996, $78,134.0 thousand or 90% and $16,520.0 thousand or 67%, respectively, of total debt securities supported experienced rated products.

It is management's objective that the portfolio of debt securities be of high quality and be well-diversified by market sector. The debt securities in the Company's portfolio are generally rated by external rating agencies, and, if not externally rated, are rated by the Company on a basis believed to be similar to that used by the rating agencies. The average quality rating of the Company's debt security portfolio at June 30, 1997 and December 31, 1996 was AA-.

                                      (11)

---------------------------------------


Debt Securities Quality Ratings                           Debt Securities by Market
at June 30, 1997                                          Sector at June 30, 1997
----------------------------------------------            ----------------------------------------------------------
AAA                            52.2%                      U.S. Treasuries/Agencies                    37.2%
AA                              2.3                       U.S. Corporate Securities                   36.8
A                              24.3                       Foreign Securities - U.S. Dollar
BBB                            21.2                         Denominated                               11.0
                              ------                      Commercial/Multifamily Mortgage-
                              100.0%                        Backed Securities                          5.2
                              ------                      Asset-Backed Securities                      5.2
                                                          Residential Mortgage-Backed
                                                            Securities                                 4.6
                                                                                                     -----
                                                                                                     100.0%
                                                                                                     -----

Debt Securities Quality Ratings                           Debt Securities by Market
at December 31, 1996                                      Sector at December 31, 1996
----------------------------------------------            ----------------------------------------------------------

AAA                            47.3%                      U.S. Corporate Securities                   44.7%
A                              25.4                       U.S. Treasuries/Agencies                    33.3
BBB                            27.3                       Commercial/Multifamily Mortgage-
                              -----                         Backed Securities                         10.0
                              100.0%                      Foreign Securities - U.S. Dollar
                              -----                         Denominated                                8.0
                                                          Asset-Backed Securities                      4.0
                                                                                                     -----
                                                                                                     100.0%
                                                                                                     -----




                                      (12)

     PART II.  OTHER INFORMATION

     Item 1.  Legal Proceedings.

     The Company is not currently involved in legal proceedings.

     Item 5.  Other Information

     (a)  Ratings

     The Company received a lower rating from Moody's in July (Aa3) which is a step down from a previous rating of Aa2. This rating is still considered in the excellent category by Moody's.

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

                                    AETNA INSURANCE COMPANY OF AMERICA
                                                    (Registrant)


     August 12, 1997      By /s/  Deborah Koltenuk
     ---------------      ------------------------
     (Date)                  Deborah Koltenuk
                             Vice President and Treasurer, Corporate Controller (Chief Accounting Officer)

                                      (13)