Form 10-K
period 1997-12-31
AETNA INSURANCE CO OF AMERICA
filed 1998-03-27
CIK 925988

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    Form 10-K

              Annual Report Pursuant to Section 13 or 15(d) of the
                         Securities Exchange Act of 1934


For the fiscal year ended December 31, 1997    Commission file number   33-81010
                          -----------------                             --------

                       Aetna Insurance Company of America
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

                Connecticut                                      06-1286272
--------------------------------------------------------------------------------
(State or other jurisdiction of                              (I.R.S. Employer
 incorporation or organization)                              Identification No.)

  151 Farmington Avenue, Hartford, Connecticut                         06156
--------------------------------------------------------------------------------
    (Address of principal executive offices)                         (ZIP Code)

Registrant's telephone number, including area code     (860) 273-0123
                                                       ---------------

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

As of February 28, 1998 there were 1,275 shares of common stock outstanding, par value $2,000 per share, all of which shares were held by Aetna Life Insurance and Annuity Company.

Reduced Disclosure Format

The registrant meets the conditions set forth in General Instruction I(1)(a) and
(b) of Form 10-K and is therefore filing this Form with the reduced disclosure format.

                       AETNA INSURANCE COMPANY OF AMERICA
     (A wholly owned subsidiary of Aetna Life Insurance and Annuity Company)
                           Annual Report on Form 10-K
                      For the Year Ended December 31, 1997

                                TABLE OF CONTENTS



PART I                                                                      PAGE
                                                                            ----

Item  1.   Business** ......................................................   3
Item  2.   Properties**.....................................................   8
Item  3.   Legal Proceedings................................................   8
Item  4.   Submission of Matters to a Vote of Security Holders*.............   8

PART II

Item  5.   Market for Registrant's Common Equity and Related
           Stockholder Matters..............................................   8
Item  6.   Selected Financial Data*.........................................   8
Item  7.   Management's Analysis of the Results of Operations**.............   8
Item  8.   Financial Statements and Supplementary Data......................  14
Item  9.   Changes in and Disagreements with Accountants on Accounting and
           Financial  Disclosure............................................  35

PART III

Item 10.   Directors and Executive Officers of the Registrant*..............  35
Item 11.   Executive Compensation*..........................................  35
Item 12.   Security Ownership of Certain Beneficial Owners and Management*    35
Item 13.   Certain Relationships and Related Transactions*..................  35

PART IV

Item 14.   Exhibits, Financial Statement Schedules,
           and Reports on Form 8-K..........................................  35

Index to Financial Statement Schedules......................................  38
Signatures..................................................................  41


 * Item omitted pursuant to General Instruction I(2) of Form 10-K.
** Item prepared in accordance with General Instruction I(2) of Form 10-K.

                       AETNA INSURANCE COMPANY OF AMERICA
     (A wholly owned subsidiary of Aetna Life Insurance and Annuity Company)
                           Annual Report on Form 10-K
                      For the year ended December 31, 1997


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

Products and Services

The Company's products principally include annuity contracts that offer a variety of funding options for nonqualified annuity contracts and individual retirement plans qualified under Internal Revenue Code Section 408. These contracts may be deferred or immediate ("payout annuities").

Investment Options

The Company's products provide customers with variable and/or fixed investment options. Variable ("non-guaranteed") options provide for full assumption by the customer of investment risks. Assets supporting non-guaranteed variable options are held in separate accounts that invest in Aetna mutual funds and/or unaffiliated mutual funds. Aetna mutual funds include funds managed by Aeltus and beginning in 1997, funds managed by outside investment advisors under subadvisory arrangements. (Separate account assets reflected on the Balance Sheets also include assets related to a fully guaranteed interest option.) Non-guaranteed separate account investment income and realized capital gains and losses are not reflected in the Company's results of operations.

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

Fees and Investment Margins

Insurance charges or other fees earned by the Company, vary by product and depend, among other factors, on the funding option selected by the customer under the product. For variable products where assets are allocated to variable funding options, the Company charges the separate account an asset based mortality and expense charge. In addition, when a customer selects an unaffiliated mutual fund as a variable funding option, the Company receives distribution fees and/or expense reimbursements. For fixed funding options, the Company derives an investment margin, which is based on the difference between income earned on the investments supporting the liability and interest credited to customers. Other fees or charges, such as administrative fees, may be assessed depending on the nature of the products.

Assets Under Management

The substantial portion of fees or other charges and investment margins are based on assets under management. Assets under management are principally affected by deposits, investment growth (i.e., interest credited to customer accounts for fixed options or market performance for variable options) and persistency (i.e., customer retention). Assets under management, excluding net unrealized capital gains and losses related to market value adjustments required under Financial Accounting Standard ("FAS") No. 115, were $819 million, $368 million and $44 million at December 31, 1997, 1996 and 1995, respectively. Assets under management are available for contractholder withdrawal and are subject to market value adjustments and/or deferred surrender charges.

To encourage customer retention and recover acquisition expenses, contracts typically impose a surrender charge on policyholder balances withdrawn within a period of time after the contract's inception. The period of time and level of the charge vary by product. Existing tax penalties on annuity distributions prior to age 59-1/2 provide further disincentive to customers for premature surrenders of annuity balances, but generally do not impede transfers of those balances to products of competitors.

Principal Markets and Method of  Distribution

The Company's products are offered to individuals through a managed network of banks and broker/dealers.

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

Reserves

Reserves for investment contracts (deferred annuities and immediate annuities without life contingent payouts) are equal to cumulative deposits plus credited interest less withdrawals and charges thereon. Of those investment contracts which are experience rated, the reserves also reflect net realized capital gains/losses (which the Company reflects through credited rates on an amortized basis) and unrealized capital gains/losses related to FAS No. 115.

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

Aeltus Investment Management, Inc. ("Aeltus"), a wholly owned subsidiary of HOLDCO and an affiliate of the Company, is the advisor of General Account assets.

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

A number of states, including Connecticut, regulate affiliated groups of insurers such as the Company under holding company statutes. These laws place certain restrictions on transactions between affiliates such as dividends and other distributions that may be paid to the Company's parent.

Under insurance guaranty fund laws existing in all states, insurers doing business in those states can be assessed (up to prescribed limits) for certain obligations of insolvent insurance companies to policyholders and claimants. The Company adopted Statement of Position 97-3, Accounting by Insurance and Other Enterprises for Insurance-related Assessments. The after-tax cumulative effect charge to net income, related to adoption of this statement for guaranty fund obligations, was $520 thousand for the year ended December 31, 1997. For the years ended December 31, 1996 and 1995, the Company has been assessed nominal guaranty fund assessment fees. For information regarding certain other potential regulatory changes relating to the Company's businesses, see Forward-Looking Information in Management's Analysis of the Results of Operations.

Miscellaneous

The Company utilizes the employees of Aetna and its affiliates (primarily ALIAC), and receives an expense allocation, at cost, based on the utilization of these employees.

The Company uses ALIAC's computer facilities. Management believes that ALIAC's computer facilities, systems and related procedures are adequate to meet its business needs. ALIAC's data processing systems and backup and security policies, practices and procedures are regularly evaluated by ALIAC's management and internal auditors and are modified as considered necessary. See Management's Analysis of the Results of Operations for information regarding the Company's efforts to prepare its systems, applications and facilities to accommodate Year 2000 date-sensitive information.

The Company is not dependent upon any single customer and no single customer accounted for more than 10% of revenue in 1997. In addition, the loss of business from anyone, or a few, independent brokers or agents would not have a material adverse effect on the earnings of the Company.

New Accounting Standards

See Note 1 of Notes to the Financial Statements for discussion of recently issued accounting standards.

Forward-Looking Information

The Private Securities Litigation Reform Act of 1995 ("the Act") provides a "safe harbor" for forward-looking statements, so long as those statements are identified as forward-looking and are accompanied by meaningful cautionary statements identifying important factors that could cause actual results to differ materially from those discussed in the statement. The Company desires to take advantage of these safe harbor provisions. Certain information contained herein is forward-looking within the meaning of the Act or SEC rules, including, but not limited to, the information that appears under the heading "General Account Investment - Risk Management and Market Sensitive Instruments". Words such as expects, projects, anticipates, intends, plans, believes, seeks or estimates, or variations of such words and similar expressions are also intended to identify forward-looking statements. These forward-looking statements are subject to significant uncertainties and contingencies, many of which are beyond the control of the Company. Set forth below are certain important factors that, in addition to general economic conditions and other factors, some of which are discussed elsewhere in this report, may affect forward-looking statements and the Company's business generally.

Ratings. Adverse changes in the claims-paying ratings of the Company could have the effect of decreasing new sales and deposits and increasing withdrawals and surrenders in the Company's businesses, which would adversely affect the level of asset-based fees and investment margins in those businesses and net spread on fixed investment options.

Product Retention. The Company incurs up-front costs, such as commissions, in sales of its annuity products. These costs are generally deferred and recognized by the Company over time, and the retention of assets under those products is an important component of profitability. The Company generally seeks to structure its products to encourage retention of assets under management, through surrender charges, more favorable credited rates to customers on assets the Company retains for longer periods, renewal commissions, service fees or other terms. However, customer withdrawal of assets earlier than anticipated by the Company in pricing its products would adversely affect profitability. To retain asset levels, the Company may also experience competitive pressure to lower margins.

Significant Changes in Financial Markets. Significant changes in financial markets could impact the level of assets under management in the Company's businesses, and, in turn, the Company's level of asset-based fees and investment margins in those businesses. For example, significant increases in interest rates or decreases in equity markets, in addition to directly affecting the level of assets under management, may increase the level of withdrawals and decrease the level of deposits by customers. Customers under those circumstances may seek to diversify among asset managers or seek investment alternatives not offered by the Company. Significant declines in the value of investments may also affect the Company's ability to pass through investment losses to certain experience rated customers, whether due to triggering minimum guarantees or other business reasons.

Retention of Key Senior Executives. The Company's success is dependent, in part, on Aetna's ability to attract and retain key senior executives. Aetna has entered into employment agreements with certain of these executives, although an employment agreement does not guarantee that an executive's services with the Company will continue.

Other Adverse Changes in Regulation. The Company's business is subject to comprehensive regulation. This business could be adversely affected by: (i) increases in minimum capital and other financial viability requirements for insurance operations (ii) removal of barriers preventing banks from engaging in insurance and mutual fund businesses, (iii) increases in the taxation of insurance companies, and (iv) changes in the tax treatment of annuity insurance products, such as those suggested in the President of the United States' recent federal budget proposal.

Litigation and Year 2000. The Company could also be affected by adverse litigation. See Note 10 of Notes to Financial Statements. The Company could also be adversely affected by year 2000 issues. "See Year 2000."

Item 2.    Properties.
----------------------
The Company occupies office space that is owned or leased by Aetna Life Insurance Company or other affiliates. Expenses associated with these offices are allocated on a direct and indirect basis to the Company and the other subsidiaries of Aetna.

Item 3.    Legal Proceedings.
-----------------------------
The Company is not currently involved in litigation.

Item 4.    Submission of Matters to a Vote of Security Holders.
---------------------------------------------------------------
Omitted pursuant to General Instruction I(2)(c) of Form 10-K.

PART II

Item 5.   Market for Registrant's Common Equity and Related Stockholder Matters.
--------------------------------------------------------------------------------
All of the Company's outstanding shares are owned by its parent company, ALIAC. For the years ended 1997 and 1996, the Company did not pay dividends to ALIAC. The Company received capital contributions of $20 million in cash from ALIAC in 1997 and 1996, respectively.

The amount of dividends which may be paid by the Company to ALIAC without prior approval by the Insurance Commissioner of the State of Connecticut is subject to various restrictions. Based upon these restrictions, the Company is permitted a maximum of $4.1 million in dividend distributions in 1998.

Item 6.    Selected Financial Data.
-----------------------------------
Omitted pursuant to General Instruction I(2)(a) of Form 10-K.

Item 7.    Management's Analysis of the Results of Operations.
--------------------------------------------------------------
Management's narrative analysis of the results of operations is presented in lieu of Management's Discussion and Analysis of Financial Condition and Results of Operations, pursuant to General Instruction I(2)(a) of Form 10-K.

Item 7.    Management's Analysis of the Results of Operations

Results of Operations

                                                                       1997             1996           1995
-------------------------------------------------------------------------------------------------------------
                                                                                        (thousands)
Charges assessed against policyholders                             $  6,072.9        $  1,293.0     $  132.7
Net investment income                                                 7,083.2           1,556.9        721.0
Net realized capital gains (losses)                                     101.6             (11.2)         8.3
Other income                                                            243.2              66.4            -
-------------------------------------------------------------------------------------------------------------
  Total revenue                                                      13,500.9           2,905.1        862.0
-------------------------------------------------------------------------------------------------------------
Current and future benefits                                           6,534.5           1,651.9            -
Operating expenses                                                    3,675.6           2,430.4        481.8
Amortization of deferred policy acquisition costs                       809.0             242.0            -
-------------------------------------------------------------------------------------------------------------
  Total benefits and expenses                                        11,019.1           4,324.3        481.8
-------------------------------------------------------------------------------------------------------------
  Income (loss) before income taxes (benefits)                        2,481.8          (1,419.2)       380.2
Income taxes (benefits)                                                 768.7            (723.4)       212.3
-------------------------------------------------------------------------------------------------------------
  Net income (loss) before cumulative effect adjustment            $  1,713.1        $   (695.8)    $  167.9
-------------------------------------------------------------------------------------------------------------
Cumulative effect adjustment, net of tax                                520.0                 -            -
-------------------------------------------------------------------------------------------------------------
  Net income (loss) after cumulative effect adjustment             $  1,193.1        $   (695.8)    $  167.9
=============================================================================================================
  Net realized capital gains (losses), net of tax
    (included above)                                               $     66.0        $     (7.3)    $    5.4
=============================================================================================================

-------------------------------------------------------------------------------------------------------------
Deposits not included above:
    Annuities--fixed options                                       $  161,677        $  157,000     $ 13,000
    Annuities--variable options                                       230,999           151,300       29,800
                                                                   ------------------------------------------
    Total                                                          $  392,676        $  308,300     $ 42,800
=============================================================================================================
Assets under management:  (1)
    Annuities--fixed options  (2)                                  $  257,801        $  148,900     $ 10,600
    Annuities--variable options  (3)                                  560,662           218,900       33,200
                                                                   ------------------------------------------
    Total                                                          $  818,463        $  367,800     $ 43,800
=============================================================================================================

 (1) Excludes net unrealized capital gains of $2,068.3 thousand, $33.5 thousand and $234.4 thousand at December 31, 1997, 1996 and 1995, respectively.
 (2) Includes $114,210 thousand, $84,311 thousand and $10,600 thousand related to the assets supporting a guaranteed interest option at December 31, 1997, 1996 and 1995, respectively.
 (3) Includes $448,501 thousand, $203,600 thousand and $33,200 thousand at December 31, 1997, 1996 and 1995, respectively, of assets held and managed by unaffiliated mutual funds.

Net income in 1997 included a charge for a cumulative effect adjustment, net of tax of $520 thousand related to a change in the accounting for guaranty fund and other insurance related assessments (see Note 1 of Notes to Financial Statements). Excluding net realized capital gains or losses and the 1997 cumulative effect adjustment, results for the year ended December 31,1997 were $1,647 thousand, compared with a loss of $689 thousand at December 31, 1996. Full year results reflect significant increases in revenues and current and future benefits associated with the

Company's growth. Despite this growth in new business, the Company has been able to maintain the growth in expenses at a lower rate than the growth in its revenues, resulting in net income for the year ended December 31, 1997 compared to a net operating losses for the same period a year ago.

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

The Company's invested assets were comprised entirely of debt securities available for sale with a fair value of $137,918 thousand at December 31, 1997 and $24,770 thousand at December 31, 1996. At December 31, 1997 and 1996, $129,288 thousand or 94% and $16,520 thousand or 67%, respectively, of total debt securities supported experience rated products.

Risk Management and Market Sensitive Instruments

Interest rate risk is managed within a tight duration band, and credit risk is managed by maintaining high average quality ratings and diversified sector exposure within the debt securities portfolio. In connection with its investment and risk management objectives, the Company also uses financial instruments whose market value is at least partially determined by, among other things, levels of or changes in domestic and/or foreign interest rate (short-term or long-term), prepayment rates, equity markets or credit ratings/spreads.

Using financial modeling and other techniques, the Company regularly evaluates the appropriateness of investments relative to its management-approved investment guidelines and the business objective of the portfolios. The Company operated within these investment guidelines by maintaining a mix of investments that diversifies its assets and reflects the characteristics of the liabilities that they support.

The risks associated with investments supporting experience rated annuity products are assumed by those contractholders, not by the Company (subject to, among other things, certain minimum guarantees). Risks associated with the investments and liabilities related to experience rated annuity products are not included in the sensitivity analysis presented below.

The following discussion about the Company's risk management activities includes "forward-looking statements" that involve risk and uncertainties. Set forth below are management's projections of hypothetical net losses in fair value of shareholder's equity of the Company's market sensitive instruments if certain assumed changes in market rates and prices were to occur (sensitivity analysis). These instruments are not leveraged and are held for purposes other than trading. While the Company believes that the assumed market rate changes are reasonably possible in the near term, actual results may differ, particularly as a result of any management actions that would be taken to mitigate such hypothetical losses in fair value of shareholders' equity. Based on the Company's overall exposure to interest rate risk and equity price risk, the Company believes that these changes in market rates and prices would not materially affect the consolidated near-term financial position, results of operations or cash flows of the Company.

Interest Rate Risk

Assuming an immediate increase of 100 basis points in interest rates the net hypothetical loss in fair value of shareholder's equity related to financial and derivative instruments is estimated to be $214 thousand (after-tax), (.4% of total shareholders equity at December 31, 1997). The Company believes that an interest rate shift of this magnitude represents a moderately adverse scenario, and is approximately equal to the historical annual volatility of interest rate movements for the Company's intermediate term available for sale debt securities. The Company has included corresponding changes in certain insurance liabilities in this sensitivity analysis.

The effect of interest rate risk on potential near-term net income, cash flow and fair value was determined based on commonly used models. The models project the impact of interest rate changes on a wide range of factors, including duration, prepayment, put options and call options. Fair value was estimated based on the net present value of cash flows or duration estimates, using a representative set of likely future interest rate scenarios.

Debt Securities

It is management's objective that the portfolio of debt securities be of high quality and be well-diversified by market sector. The debt securities in the Company's portfolio are generally rated by external rating agencies, and, if not externally rated, are rated by the Company on a basis believed to be similar to that used by the rating agencies. The average quality rating of the Company's debt security portfolio at December 31, 1997 and 1996 was AA-.

Debt Securities Quality Ratings
at December 31, 1997
-------------------------------------

AAA                       49.6%
AA                         6.0
A                         26.2
BBB                       17.7
B & Below                  0.5
                     ---------------
                         100.0%
                     ===============



Debt Securities Investments by Market Sector
at December 31, 1997
-----------------------------------------------------------------

U.S. Corporate Securities                             41.5%
U.S. Treasuries/Agencies                              28.2
Foreign Securities - U.S. Dollar
   Denominated                                         8.9
Asset-Backed Securities                                7.7
Residential Mortgage-Backed
   Securities                                          7.4
Commercial/Multifamily Mortgage-
   Backed Securities                                   6.3
                                               ---------------
                                                     100.0%
                                               ===============


Debt Securities Quality Ratings
at December 31, 1996
-------------------------------------

AAA                        47.3%
A                          25.4
BBB                        27.3
                     ---------------
                          100.0%
                     ===============






Debt Securities Investments by Market Sector
at December 31, 1996
----------------------------------------------------------------

U.S. Corporate Securities                             44.7%
U.S. Treasuries/Agencies                              33.3
Commercial/Multifamily Mortgage-
  Backed Securities                                   10.0
Foreign Securities - U.S. Dollar
  Denominated                                          8.0
Asset-Backed Securities                                4.0
                                               ---------------
                                                     100.0%
                                               ===============

Liquidity and Capital Resources

The Company's cash flow requirements for 1997 and 1996 were met by funds provided by financing activities, primarily deposits and income received on investments. The Company received a $20 million capital contribution from ALIAC in both 1997 and 1996. Cash provided from these sources is used primarily for operating expenses and contract withdrawals which were nominal in 1997 and 1996.

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

The Company has significant short-term liquidity supporting its business. At year-end 1997, cash and cash equivalents were $12 million.

Given the high quality of the debt securities portfolio (see "General Account Investments"), management expects the vast majority of the Company's investments in debt securities to be repaid in accordance with contractual terms. In addition, most of the debt securities in the portfolio are highly marketable and can be sold to enhance cash flow before maturity. The Company has no debt.

The amount of dividends that may be paid to the shareholder in 1998 without prior approval by the Insurance Commissioner of the State of Connecticut is subject to various restrictions. Based upon these restrictions, the Company is permitted a maximum of $4 million in dividend distributions in 1998. See "Statements of Cash Flows" for additional information. The Company has entered into support agreements with ALIAC under which ALIAC has agreed to cause the Company to have sufficient capital to meet a certain capital and surplus level.

Year 2000

The Company shares the same systems as ALIAC and management has decided not to allocate Year 2000 costs to the Company. ALIAC has developed and is currently executing a comprehensive risk-based plan designed to make its computer systems, applications and facilities Year 2000 ready. The plan covers four stages including (i) inventory, (ii) assessment, (iii) remediation and (iv) testing and certification. At the end of 1997, ALIAC had substantially completed the inventory and assessments stages. The remediation process is currently underway and targeted for completion by December 31, 1998. Testing and certification of these systems and applications are targeted for completion by mid 1999.

Item 8.    Financial Statements and Supplementary Data.

                          Index to Financial Statements

                                                                         Page
                                                                         ----
Independent Auditors' Report                                               15
Financial Statements:

Statements of Income for the Years Ended
  December 31, 1997, 1996 and 1995                                         16

Balance Sheets as of December 31, 1997
  and 1996                                                                 17

Statements of Changes in Shareholder's Equity for
  the Years Ended December 31, 1997, 1996 and 1995                         18

Statements of Cash Flows for the Years
  Ended December 31, 1997, 1996 and 1995                                   19

Notes to Financial Statements                                              20

                          Independent Auditors' Report


The Shareholder and Board of Directors
Aetna Insurance Company of America:


We have audited the accompanying balance sheets of Aetna Insurance Company of America as of December 31, 1997 and 1996, and the related statements of income, changes in shareholder's equity, and cash flows for each of the years in the three-year period ended December 31, 1997. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Aetna Insurance Company of America at December 31, 1997 and 1996, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 1997, in conformity with generally accepted accounting principles.

As discussed in Note 1 to the financial statements, in 1997, the Company changed its method for accounting for guaranty-fund and other insurance related assessments.



                                                       /s/ KPMG Peat Marwick LLP




Hartford, Connecticut
March 25 , 1998

                       AETNA INSURANCE COMPANY OF AMERICA
    (A wholly owned subsidiary of Aetna Life Insurance and Annuity Company)

                              Statements of Income
                                   (thousands)



                                                                   Years Ended December 31,
                                                                   ------------------------
                                                          1997                1996               1995
                                                          ----                ----               ----
Revenue:
  Charges assessed against policyholders               $ 6,072.9           $ 1,293.0            $ 132.7
  Net investment income                                  7,083.2             1,556.9              721.0
  Net realized capital gains (losses)                      101.6               (11.2)               8.3
  Other income                                             243.2                66.4               --
                                                       ----------         -----------         -----------
        Total revenue                                   13,500.9             2,905.1              862.0

Benefits and expenses:
  Current and future benefits                            6,534.5             1,651.9               --
  Operating expenses                                     3,675.6             2,430.4              481.8
  Amortization of deferred policy acquisition costs        809.0               242.0               --
                                                       ----------         -----------         -----------
       Total benefits and expenses                      11,019.1             4,324.3              481.8


Income (loss) before income taxes (benefits) and         2,481.8            (1,419.2)             380.2
  cumulative effect adjustment

  Income taxes (benefits)                                  768.7              (723.4)             212.3
                                                       ----------         -----------         -----------

Income (loss) before cumulative effect adjustments       1,713.1              (695.8)             167.9

Cumulative effect adjustment, net of tax                   520.0                --                 --
                                                       ----------         -----------         -----------

Net income (loss)                                      $ 1,193.1            $ (695.8)           $ 167.9
                                                       =========          ===========         ==========



See Notes to Financial Statements.

                       AETNA INSURANCE COMPANY OF AMERICA
    (A wholly owned subsidiary of Aetna Life Insurance and Annuity Company)

                                 Balance Sheets
                         (thousands, except share data)



                                                                        December 31,
Assets                                                              1997            1996
------                                                              ----            ----
Investments:
  Debt securities, available for sale, at fair value:
     (amortized cost:  $135,850.1 and $24,736.8)              $ 137,918.4         $  24,770.3
Cash and cash equivalents                                        12,494.2            51,842.3
Deferred policy acquisition costs                                45,364.0            21,057.0
Accrued investment income                                         2,041.5               325.8
Deferred tax asset                                                2,139.2             1,289.7
Income taxes receivable                                           1,429.7             1,133.2
Other assets                                                      2,514.6               447.6
Separate Accounts assets                                        676,640.7           303,518.6
                                                              -----------         -----------

       Total assets                                           $ 880,542.3         $ 404,384.5
                                                              ===========         ===========


Liabilities and Shareholder's Equity
------------------------------------
Liabilities:
  Policyholders' funds left with the Company                    145,625.9            64,445.4
  Other liabilities                                               5,212.1             4,753.2
  Due to parent and affiliates                                      813.6               347.2
  Separate Accounts liabilities                                 676,640.7           303,518.6
                                                              -----------         -----------
       Total liabilities                                        828,292.3           373,064.4
                                                              -----------         -----------

Shareholder's equity:
  Common capital stock, par value $2,000 (1,275 shares
   authorized, issued and outstanding)                            2,550.0             2,550.0
  Paid-in capital                                                47,550.0            27,550.0
  Accumulated other comprehensive income                            155.4                90.3
  Retained earnings                                               1,994.6             1,129.8
                                                              -----------         -----------
       Total shareholder's equity                                52,250.0            31,320.1
                                                              -----------         -----------

         Total liabilities and shareholder's equity           $ 880,542.3         $ 404,384.5
                                                              ===========         ===========


See Notes to Financial Statements.

                       AETNA INSURANCE COMPANY OF AMERICA
    (A wholly owned subsidiary of Aetna Life Insurance and Annuity Company)

                  Statements of Changes in Shareholder's Equity
                                   (thousands)



                                                                    Years Ended December 31,
                                                                    ------------------------
                                                                 1997         1996          1995
                                                                 ----         ----          ----
Shareholder's equity, beginning of year                      $ 31,320.1    $ 12,133.0    $ 11,675.3

Comprehensive income
  Net income (loss)                                             1,193.1        (695.8)        167.9
  Other comprehensive income, net of tax
    Unrealized gains (losses) on securities ($100.2
    thousand, ($95.5) thousand and $371.8 thousand,
    pretax, respectively)                                          65.1         (62.1)        289.8
                                                             ----------    ----------    ----------
Total comprehensive income                                      1,258.2        (757.9)        457.7
                                                             ----------    ----------    ----------

Capital contributions                                          20,000.0      20,000.0          --

Other changes                                                    (328.3)        (55.0)         --
                                                             ----------    ----------    ----------

Shareholder's equity, end of  year                           $ 52,250.0    $ 31,320.1    $ 12,133.0
                                                             ==========    ==========    ==========






See Notes to Financial Statements.

                       AETNA INSURANCE COMPANY OF AMERICA
    (A wholly owned subsidiary of Aetna Life Insurance and Annuity Company)

                            Statements of Cash Flows
                                   (thousands)


                                                                                           Years Ended December 31,
                                                                                           ------------------------
                                                                                       1997          1996          1995
                                                                                       ----          ----          ----
Cash Flows from Operating Activities:
         Net income (loss)                                                         $  1,193.1    $   (695.8)   $   167.9
         Adjustments to reconcile net income (loss) to net cash (used for)
          provided by operating activities:
            Increase in accrued investment income                                    (1,715.7)       (213.2)       (21.1)
            Increase in deferred policy acquisition costs                           (24,307.0)    (18,990.6)    (2,066.4)
            Net change in amounts due to/from parent and affiliates                     466.5         172.6        164.1
            Net increase (decrease) in other assets and liabilities                     924.1         (25.6)     1,915.9
            Net change in income taxes                                               (1,388.4)     (2,710.7)        60.2
            Net amortization of (discount) premium on debt securities                  (419.5)       (104.6)        22.2
            Net realized capital (gains) losses                                        (101.6)         11.2         --
                                                                                   ----------    ----------    ---------
               Net cash (used for) provided by operating activities                 (25,348.5)    (22,556.7)       242.8
                                                                                   ----------    ----------    ---------

Cash Flows from Investing Activities:
         Proceeds from sales of:
           Debt securities available for sale                                        16,576.8       2,510.0      3,000.0
         Investment maturities and repayments of:
           Debt securites available for sale                                          3,192.0          --           --
           Short-term investments                                                     1,000.0          --          500.0
         Cost of investment purchases in:
           Debt securities available for sale                                      (132,734.8)    (16,706.0)    (3,939.2)
           Short-term investments                                                    (1,000.0)         --         (492.1)
                                                                                   ----------    ----------    ---------
               Net cash used for investing activities                              (112,966.0)    (14,196.0)      (931.3)
                                                                                   ----------    ----------    ---------

Cash Flows from Financing Activities:
         Deposits and interest credited for investment contracts                     84,673.2      64,936.2         --
         Withdrawal of investment contracts                                          (5,706.8)       (385.4)        --
         Capital contribution                                                        20,000.0      20,000.0         --
                                                                                   ----------    ----------    ---------
               Net cash provided by financing activities                             98,966.4      84,550.8         --
                                                                                   ----------    ----------    ---------

Net (decrease) increase in cash and cash equivalents                                (39,348.1)     47,798.1       (688.5)
Cash and cash equivalents, beginning of year                                         51,842.3       4,044.2      4,732.7
                                                                                   ----------    ----------    ---------

Cash and cash equivalents, end of year                                             $ 12,494.2    $ 51,842.3    $ 4,044.2
                                                                                   ==========    ==========    =========


Supplemental cash flow information:
    Income taxes paid, net                                                         $  1,493.0    $  1,866.8    $    92.4
                                                                                   ==========    ==========    =========


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

     Basis of Presentation

     These financial statements have been prepared in conformity with generally accepted accounting principles. Certain reclassifications have been made to 1996 and 1995 financial information to conform to the 1997 presentation.

     New Accounting Standards

     Reporting Comprehensive Income

     As of December 31, 1997 the Company adopted Financial Accounting Standard ("FAS") No. 130, Reporting Comprehensive Income. This statement establishes standards for the reporting and presentation of comprehensive income and its components in a full set of financial statements. Comprehensive income encompasses all changes in shareholder's equity (except those arising from transactions with shareholders) and includes net income and net unrealized capital gains or losses on available-for-sale securities. As this new standard only requires additional information in a financial statement, it does not affect the Company's financial position or results of operations.

     Accounting by Insurance and Other Enterprises for Insurance-Related Assessments

     In 1997, the Company adopted the American Institute of Certified Public Accountants' Statement of Position ("SOP") 97-3, Accounting by Insurance and Other Enterprises for Insurance-Related Assessments, effective as of January 1, 1997. This statement required that the Company recognize a liability for guaranty-fund and other insurance related assessments when such assessments were probable and could be reasonably estimated. A cumulative effect charge of $520.0 thousand, net of taxes of $280.0 thousand, related to the adoption of this statement is reflected in the 1997 Statements of Income.

                       AETNA INSURANCE COMPANY OF AMERICA
    (A wholly owned subsidiary of Aetna Life Insurance and Annuity Company)

                    Notes to Financial Statements (Continued)


1.   Summary of Significant Accounting Policies (Continued)

     Future Application of Accounting Standards

     Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities

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

     Accounting for Internal Use Software

     In March of 1998, the AICPA issued SOP 98-1, Accounting for internal use software, which provides guidance for determining when internal use software costs (acquired or internally developed) are expensed as incurred or capitalized. This Statement is effective for 1999 financial statements with early adoption permitted. The Company has not determined, at this time, the impact on the financial statements of adopting this standard.

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

     The Company engages in securities lending whereby certain securities from its portfolio are loaned to other institutions for short periods of time. Initial collateral, primarily cash, is required at a rate of 102% of the market value of a loaned domestic security and 105% of the market value of a loaned foreign security. The collateral is deposited by the borrower with a lending agent, and retained and invested by the lending agent according to the Company's guidelines to generate additional income. The market value of the loaned securities is monitored on a daily basis with additional collateral obtained or refunded as the market value of the loaned securities fluctuates. At December 31, 1997 and 1996, the Company had no securities out on loan.

     Purchases and sales of debt securities are recorded on the trade date.

     Short-term investments, consisting primarily of money market instruments and other debt issues purchased with a maturity of 91 days to one year, are considered available for sale and are carried at fair value, which approximates amortized cost.

     Deferred Policy Acquisition Costs

     Certain costs of acquiring insurance business are deferred. These costs, all of which vary with and are primarily related to the production of new and renewal business, consist principally of commissions, certain expenses of underwriting and issuing contracts and certain agency expenses. Such costs are amortized in proportion to estimated gross profits and adjusted to reflect actual gross profits and are amortized over a period of up to twenty years. Deferred policy acquisition costs are written off to the extent that it is determined that future policy premiums and investment income or gross profits are not adequate to cover related losses and expenses.

     Reserves

     Policyholders' funds left with the Company include reserves for deferred annuity investment contracts and immediate annuities without life contingent payouts. Reserves on such contracts are equal to cumulative deposits less charges and withdrawals plus credited interest thereon (rates range from 4.85% to 7.00% for all years presented), net of adjustments for investment experience that the Company is entitled to reflect in future credited interest. Reserves on contracts subject to experience rating reflect the rights of contractholders, plan participants and the Company.

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

     Separate Accounts assets and liabilities are carried at fair value except for those relating to a guaranteed interest option. Since the Company bears the investment risk where the contract is held to maturity, the assets of the Separate Account supporting the guaranteed interest option are carried at an amortized cost of $90.8 million for 1997 (fair value of $91.5 million) and $82.5 million for 1996 (fair value of $82.9 million). Reserves relating to the guaranteed interest option are maintained at fund value and reflect interest credited at rates ranging from 4.1% to 8.0% for all years presented.

     Separate Accounts assets and liabilities are shown as separate captions in the Balance Sheets. Deposits, investment income and net realized and unrealized capital gains and losses of the Separate Accounts are not reflected in the Statements of Income (with the exception of realized capital gains and losses on the sale of assets supporting the guaranteed interest option). The Statements of Cash Flows do not reflect investment activity of the Separate Accounts.

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

                       AETNA INSURANCE COMPANY OF AMERICA
    (A wholly owned subsidiary of Aetna Life Insurance and Annuity Company)

                    Notes to Financial Statements (Continued)


2.   Investments

     Debt securities available for sale at December 31, 1997 were as follows:

                                                              Gross           Gross
                                           Amortized       Unrealized       Unrealized        Fair
                                              Cost            Gains           Losses          Value
                                              ----            -----           ------          -----
                                                                     (thousands)
U.S. government and government              $ 37,839.6     $1,066.0       $    1.2       $ 38,904.4
agencies and authorities

U.S. corporate securities:
     Financial                                31,267.3        705.3           12.1         31,960.5
     Healthcare & consumer products            6,509.7        170.8           20.0          6,660.5
     Media & broadcast                           993.6        119.2              -          1,112.8
     Natural resources                         5,122.7         49.7              -          5,172.4
     Transportation & capital goods            5,334.6        134.1              -          5,468.7
     Utilities                                 6,049.0         66.2              -          6,115.2
     Other corporate securities                  764.2         45.9              -            810.1
                                            ----------     --------      ---------       ----------
  Total U.S. corporate securities             56,041.1      1,291.2           32.1         57,300.2

Foreign securities:
     Government                                  991.3            -          243.1            748.2
     Other                                    12,190.3        153.7          809.2         11,534.8
                                            ----------     --------      ---------       ----------
Total foreign securities                      13,181.6        153.7        1,052.3         12,283.0

Residential mortgage-backed
  securities:
  Pass-throughs                                1,152.1            -            3.0          1,149.1
  Collateralized mortgage obligations          8,602.9        399.3           12.1          8,990.1
                                            ----------     --------      ---------       ----------
Total residential mortgage-backed
  securities                                   9,755.0        399.3           15.1         10,139.2

Commercial/multifamily mortgage-
  backed securities                            8,555.3        165.3              -          8,720.6

Other asset-backed securities                 10,477.5         93.5              -         10,571.0
                                            ----------     --------      ---------       ----------

Total Debt Securities                       $135,850.1     $3,169.0       $1,100.7       $137,918.4
                                            ==========     ========      =========       ==========

                       AETNA INSURANCE COMPANY OF AMERICA
    (A wholly owned subsidiary of Aetna Life Insurance and Annuity Company)

                    Notes to Financial Statements (Continued)


2.   Investments (Continued)

     Debt securities available for sale at December 31, 1996 were as follows:

                                                              Gross           Gross
                                           Amortized       Unrealized       Unrealized        Fair
                                              Cost            Gains           Losses          Value
                                              ----            -----           ------          -----
                                                                     (thousands)
U.S. government and government
      agencies and authorities              $ 8,111.1      $140.0         $  1.1         $ 8,250.0

U.S. corporate securities:
     Financial                                7,375.4           -           59.2           7,316.2
     Healthcare & consumer products           2,506.2           -            4.1           2,502.1
     Natural resources                        1,250.0         0.8              -           1,250.8
                                            ----------     --------      ---------       ----------
  Total U.S. corporate securities            11,131.6         0.8           63.3          11,069.1

Foreign securities - Other                    2,032.3           -           46.0           1,986.3

Commercial/multifamily mortgage-
     backed securities                        2,480.9         3.5              -           2,484.4

Other asset-backed securities                   980.9           -            0.4             980.5
                                            ----------     --------      ---------       ----------

Total Debt Securities                       $24,736.8      $144.3         $110.8         $24,770.3
                                            ==========     ========      =========       ==========

     At December 31, 1997 and 1996 net unrealized appreciation of $2,068.3 thousand and $33.5 thousand respectively, on available for sale debt securities included unrealized gains (losses) of $1,829.2 thousand and ($105.4) thousand, respectively, related to experience rated contracts, which were not reflected in shareholder's equity but in policyholders' funds left with the Company.

                       AETNA INSURANCE COMPANY OF AMERICA
    (A wholly owned subsidiary of Aetna Life Insurance and Annuity Company)

                    Notes to Financial Statements (Continued)


2.   Investments (Continued)

     The carrying and fair value of debt securities for the year ended December 31, 1997 are shown below by contractual maturity. Actual maturities may differ from contractual maturities because securities may be restructured, called or prepaid.

                                                     Amortized          Fair
                                                       Cost            Value
                                                       ----            -----
                                                             (thousands)

      Due to mature:
           After one year through five years        $ 55,170.9       $ 55,726.9
           After five years through ten years         26,682.4         26,824.3
           After ten years                            25,209.0         25,936.4
           Mortgage-backed securities                 18,310.3         18,859.8
           Other asset-backed securities              10,477.5         10,571.0
                                                    ----------       ----------
           Total                                    $135,850.1       $137,918.4
                                                    ==========       ==========

     At December 31, 1997 and 1996, debt securities carried at $5.0 million and $4.7 million, respectively, were on deposit as required by various state regulatory agencies.

     The Company does not have any investments in a single issuer, other than obligations of the U.S. government, with a carrying value in excess of 10% of the Company's shareholder's equity at December 31, 1997.

                       AETNA INSURANCE COMPANY OF AMERICA
     (A wholly owned subsidiary of Aetna Life Insurance and Annuity Company)

                    Notes to Financial Statements (Continued)

3.   Financial Instruments

     Estimated Fair Value

     The carrying values and estimated fair values of certain of the Company's financial instruments at December 31, 1997 and 1996 were as follows:

                                                           1997                                1996
                                                           ----                                ----
                                                Carrying            Fair             Carrying          Fair
                                                 Value              Value             Value            Value
                                                 -----              -----             -----            -----
                                                        (thousands)                         (thousands)
       Liabilities:
       Investment contract liabilities:
            With a fixed maturity            $    279.4          $    275.6         $        -      $        -
            Without a fixed maturity         $145,346.5          $134,795.4         $ 64,445.4      $ 59,401.6

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

     The following valuation methods and assumptions were used by the Company in estimating the fair value of the above financial instruments:

     Investment contract liabilities (included in policyholders' funds left with the Company):

     With a fixed maturity: Fair value is estimated by discounting cash flows at interest rates currently being offered by, or available to, the Company for similar contracts.

     Without a fixed maturity: Fair value is estimated as the amount payable to the contractholder upon demand. However, the Company has the right under such contracts to delay payment of withdrawals which may ultimately result in paying an amount different than that determined to be payable.

     Off-Balance-Sheet and Other Financial Instruments
     The Company did not have transactions in off-balance-sheet instruments in 1997 or 1996.

                       AETNA INSURANCE COMPANY OF AMERICA
     (A wholly owned subsidiary of Aetna Life Insurance and Annuity Company)

                    Notes to Financial Statements (Continued)


4.   Net Investment Income

     Sources of net investment income were as follows:

                                        1997            1996           1995
                                        ----            ----           ----
                                                    (thousands)


       Debt securities                $ 6,009.4       $   547.6       $ 457.5
       Cash equivalents                 1,190.3         1,039.2         261.1
       Other                                3.2             2.4           2.4
                                      ---------       ---------       -------
       Gross investment income          7,202.9         1,589.2         721.0
       Less investment expenses           119.7            32.3          -
                                      ---------       ---------       -------
       Net investment income          $ 7,083.2       $ 1,556.9       $ 721.0
                                      =========       =========       =======

     Net investment income includes amounts allocable to experience rated contractholders of $6,997.2 thousand and $855.2 thousand for the years ended December 31, 1997 and 1996, respectively. There were no such amounts for the year ended December 31, 1995. Interest credited to contractholders is included in current and future benefits.

5.   Dividend Restrictions and Shareholder's Equity

     The amount of dividends that may be paid to the shareholder in 1998 without prior approval by the Insurance Commissioner of the State of Connecticut is $4.1 million.

     The Insurance Department of the State of Connecticut (the "Department") recognizes as net income and shareholder's capital and surplus those amounts determined in conformity with statutory accounting practices prescribed or permitted by the Department, which differ in certain respects from generally accepted accounting principles ("GAAP"). Statutory net income (loss) was $408.2 thousand, ($7,874.4) thousand and $378.9 thousand for the years ended December 31, 1997, 1996 and 1995, respectively. Statutory capital and surplus was $43.4 million and $23.5 million as of December 31, 1997 and 1996, respectively. The Company has entered into support agreements with ALIAC under which ALIAC has agreed to cause the Company to have sufficient capital to meet a certain capital and surplus level.

     As of December 31, 1997 the Company does not utilize any statutory accounting practices which are not prescribed by state regulatory authorities that, individually or in the aggregate, materially affect statutory capital and surplus.

                       AETNA INSURANCE COMPANY OF AMERICA
    (A wholly owned subsidiary of Aetna Life Insurance and Annuity Company)

                    Notes to Financial Statements (Continued)


6.   Capital Gains and Losses on Investment Operations

     Realized capital gains or losses are the difference between the carrying value and sale proceeds of specific investments sold.

     Net realized capital gains (losses) on debt securities, as reflected in the Statements of Income for the years ended December 31, 1997, 1996 and 1995, were $101.6 thousand, ($11.2) thousand and $8.3 thousand, respectively.

     Net realized capital gains of $211.0 thousand allocable to experience rated contracts, were deducted from net realized capital gains and an offsetting amount was reflected in policyholders' funds left with the Company in 1997. Net unamortized gains were $206.6 thousand at December 31, 1997. There were no such amounts for 1996 and 1995.

     Proceeds from the sale of available-for-sale debt securities and the related gross gains and losses were as follows:

                                      1997           1996            1995
                                      ----           ----            ----
                                                 (thousands)

       Proceeds on sales          $16,576.8     $2,510.0         $3,000.0
            Gross gains               104.7         12.7              8.3
            Gross losses                3.1         23.9               -

     Changes in shareholder's equity related to changes in accumulated other comprehensive income (unrealized capital gains and losses on securities), (excluding those related to experience rated contractholders in 1997 and 1996), were as follows:

                                                        1997      1996      1995
                                                        ----      ----      ----
                                                                (thousands)

     Debt securities                                  $100.2    $(95.5)   $371.8

     Increase (decrease) in deferred income taxes
     (See Note 7)                                       35.1     (33.4)     82.0
                                                      ------    ------    ------
     Net change in accumulated other
     comprehensive income                             $ 65.1    $(62.1)   $289.8
                                                      ======    ======    ======

     Net unrealized capital gains (losses) allocable to experience rated contracts of $1,829.2 thousand and ($105.4) at December 31, 1997 and 1996, respectively, are reflected on the Balance Sheets in policyholders' funds left with the Company and are not included in shareholder's equity.

                       AETNA INSURANCE COMPANY OF AMERICA
    (A wholly owned subsidiary of Aetna Life Insurance and Annuity Company)

                    Notes to Financial Statements (Continued)


6.   Capital Gains and Losses on Investment Operations (Continued)

     Shareholder's equity included the following accumulated other comprehensive income, which is net of amounts allocable to experience rated contractholders in 1997 and 1996, at December 31:

                                                     1997      1996      1995
                                                     ----      ----      ----
                                                           (thousands)

     Debt securities
          Gross unrealized gains                    $239.5    $140.0    $237.4
          Gross unrealized losses                     (0.4)     (1.1)     (3.0)
                                                    ------    ------    ------
                                                     239.1     138.9     234.4
     Deferred federal income taxes (see Note 7)       83.7      48.6      82.0
                                                    ------    ------    ------

     Net unrealized capital gains                   $155.4    $ 90.3    $152.4
                                                    ======    ======    ======


     Changes in accumulated other comprehensive income related to changes in unrealized gains (losses) on securities (excluding those related to experience rated contractholders) were as follows:

                                                                           1997              1996             1995
                                                                           ----              ----             ----
                                                                                          (thousands)
         Unrealized holding gains (losses) arising during the
            period (1)                                                  $ 404.1           $  (1.4)        $  280.8
         Less:  reclassification adjustment for gains and
            other items included in net income (2)                        339.0              60.7             (9.0)
                                                                        -------           -------         --------
         Net unrealized gains (losses) on securities                    $  65.1           $ (62.1)        $  289.8
                                                                        =======           =======         ========

         (1) Pretax unrealized holding gains (losses) arising during the period were $621.7 thousand, ($2.2) thousand and $432 thousand for 1997, 1996 and 1995, respectively.
         (2) Pretax reclassification adjustments for gains and other items included in net income were $521.5 thousand, $93.3 thousand and ($13.8) thousand for 1997, 1996 and 1995, respectively.

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

     Income taxes for the years ended December 31, consist of:

                                                       1997         1996         1995
                                                       ----         ----         ----
                                                                 (thousands)
       Current taxes (benefits):
       Income taxes (benefits):
            Federal                                 $1,219.2      $    98.8    $ 635.2
            State                                        0.2          (58.4)     123.4
            Net realized capital gains (losses)        109.4           (3.9)       2.9
                                                    --------      ---------    -------
                                                     1,328.8           36.5      761.5
                                                    --------      ---------    -------
       Deferred tax benefits:
            Federal                                   (486.2)        (759.9)    (549.2)
            Net realized capital losses                (73.9)             -          -
                                                    --------      ---------    -------
                                                      (560.1)        (759.9)    (549.2)
                                                    --------      ---------    -------

            Total                                   $  768.7      $  (723.4)   $ 212.3
                                                    ========      =========    =======

Income taxes were different from the amount computed by applying the federal income tax rate to income before income taxes for the following reasons:

                                                         1997         1996         1995
                                                         ----         ----         ----
                                                                  (thousands)
            Income (loss) before income taxes and
            cumulative effect adjustment               $2,481.8     $(1,419.2)    $380.2
            Tax rate                                         35%           35%        35%
                                                       --------     ---------     ------
            Application of the tax rate                   868.6        (496.7)     133.1

       Tax effect of:
            State income tax, net of federal benefit        0.1         (37.9)      80.2
            Excludable dividends                         (129.5)       (190.5)         -
            Adjustment to prior year tax provision          3.7           2.1       (1.0)
            Other, net                                     25.8          ( .4)         -
                                                       --------     ---------     ------

              Income taxes (benefits)                  $  768.7     $  (723.4)    $212.3
                                                       ========     =========     ======

                       AETNA INSURANCE COMPANY OF AMERICA
    (A wholly owned subsidiary of Aetna Life Insurance and Annuity Company)

                    Notes to Financial Statements (Continued)

7.   Income Taxes (Continued)

     The tax effects of temporary differences that give rise to deferred tax assets and deferred tax liabilities at December 31 are presented below:

                                                                     1997           1996
                                                                     ----           ----
                                                                         (thousands)
       Deferred tax assets:
            Policyholders' funds left with the Company             $14,242.8      $6,932.6
            Unrealized gains allocable to experience rated
            contracts                                                  640.2           -
            Postretirement benefits other than pensions                 21.8          41.7
            Guaranty fund assessments                                  146.0          ( .7)
            Pension                                                    163.5          52.6
            Other                                                       78.2           9.9
                                                                   ---------      --------
       Total gross assets                                           15,292.5       7,036.1

       Deferred tax liabilities:
            Deferred policy acquisition costs                       12,425.2       5,697.5
            Net unrealized capital gains                               723.9          48.6
            Other                                                        4.2           0.3
                                                                   ---------      --------
       Total gross liabilities                                      13,153.3       5,746.4
                                                                   ---------      --------
            Net deferred tax asset                                 $ 2,139.2      $1,289.7
                                                                   =========      ========

     Net unrealized capital gains and losses are presented in shareholder's equity net of deferred taxes. Valuation allowances are provided when it is not considered more likely than not that deferred tax assets will be realized. As of December 31, 1997 and 1996, no valuation allowances were required.

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

8.   Benefit Plans

     The Company utilizes the employees of Aetna and its affiliates (primarily ALIAC). The benefit plan charges allocated to the Company in 1997, 1996 and 1995 were immaterial.

                       AETNA INSURANCE COMPANY OF AMERICA
    (A wholly owned subsidiary of Aetna Life Insurance and Annuity Company)

                    Notes to Financial Statements (Continued)

8.   Benefit Plans (Continued)

     As of December 31, 1996, Aetna transferred to the Company approximately $84.0 thousand of accrued liabilities, primarily related to the allocation of ALIAC pension and postretirement benefit plans that had been previously recorded by Aetna. The after tax amount of this transfer (approximately $55.0 thousand) is reported as a reduction in retained earnings. In 1997, other changes in shareholder's equity includes an additional $328.3 thousand reduction reflecting revisions to the allocation of these accrued liabilities.

9.   Related Party Transactions

     Substantially all of the administrative and support functions of the Company are provided by Aetna and its affiliates. The financial statements reflect allocated charges, at cost, for these services based upon measures appropriate for the type and nature of service provided. Total charges allocated to the Company, including rent, salaries and other administrative expenses, were $7.3 million and $4.7 million for the years ended December 31, 1997 and 1996, respectively, (of which $4.5 million and $2.7 million, respectively, were capitalized as deferred policy acquisition costs). Total charges allocated to the Company for the year ended December 31, 1995 were $.3 million.

     The Company is compensated by the Separate Accounts for bearing mortality and expense risks pertaining to variable annuity contracts. Under the insurance contracts, the Separate Accounts pay the Company a daily fee which, on an annual basis, is 1.40% of their average daily net assets. The amount of compensation and fees received from the Separate Accounts, included in charges assessed against policyholders, amounted to $5,565.4 thousand, $1,293.0 thousand and $129.6 thousand for the years ended December 31, 1997, 1996 and 1995, respectively.

     The Company received capital contributions of $20.0 million in cash from ALIAC in both 1997 and 1996. The Company received no capital contributions in 1995.

     Since August 1996, Aeltus Investment Management, Inc. ("Aeltus"), a wholly owned subsidiary of HOLDCO and an affiliate of the Company, has been acting as adviser for the general account assets. The Company pays Aeltus a fee which, on an annual basis, is .06% of the average daily net assets under management. The amount of such fees for the years ended December 31, 1997 and 1996 amounted to $119.7 thousand and $32.4 thousand, respectively.

                       AETNA INSURANCE COMPANY OF AMERICA
    (A wholly owned subsidiary of Aetna Life Insurance and Annuity Company)

                    Notes to Financial Statements (Continued)

10.  Commitments and Contingent Liabilities

     Commitments
     At December 31, 1997 and 1996 the Company had no commitments or contingent liabilities.

     Litigation
     The Company is not currently involved in litigation.

                       AETNA INSURANCE COMPANY OF AMERICA
    (A wholly owned subsidiary of Aetna Life Insurance and Annuity Company)


Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

                None

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

                Omitted pursuant to General Instruction I(2) of Form 10-K .

                                     PART IV

Item 14.        Exhibits, Financial Statement Schedules and Reports on Form 8-K.

(a) The following documents are filed as part of this report:

1. Financial statements. See Item 8 on Page 14
2. Financial statement schedules. See Index to Financial Statement Schedules on Page 38.
3. Exhibits:

     3(i)  Certificate of Incorporation

           Incorporated herein by reference to Registration Statement on Form N-4, File No. 33-59749, as amended and filed electronically with the Securities and Exchange Commission on June 1, 1995 (Accession No. 0000950109-95-001238).

     3(ii) By-Laws

           Incorporated herein by reference to Registration Statement on Form N-4, File No. 33-59749, as filed most recently on June 1, 1995 (Accession No. 0000950109-95-002138).

Item 14. Exhibits, Financial Statement Schedules and Reports on Form 8-K. (Continued)

     4 Instruments Defining the Rights of Security Holders, Including Indentures (Annuity Contracts)

           Incorporated herein by reference to Registration Statement on Form N-4, File No. 33-80750, as amended and filed most recently on April 23, 1997 (Accession No. 0000950146-97-000634).

           Incorporated herein by reference to Registration Statement on Form N-4, File No. 33-59749, as amended and filed most recently on February 13, 1998 (Accession No. 0000950146-98-000207).

           Incorporated herein by reference to Pre-Effective Amendment No. 3 to the Registration Statement on Form S-2, File No. 33-63657, as filed electronically on January 17, 1996 (Accession No.
           0000908634-96-000004) and as amended and most recently filed on November 24, 1997 (Accession No. 0000950146-97-001786).

     10 Material Contracts (Management contracts / compensatory plans or arrangements)

           The Aetna Inc. Annual Incentive Plan, incorporated by reference to Aetna Inc.'s Registration Statement on Form S-4 (Registration Statement No. 333-5791) filed on June 12, 1996.*

           The Supplemental Pension Benefit Plan for Certain Employees of Aetna Services, Inc., incorporated herein by reference to Aetna Services, Inc.'s Form 10-Q filed on October 25, 1996.*

           Amendment No. 1 dated as of December 31, 1996 to the Supplemental Pension Benefit Plan for Certain Employees of Aetna Services, Inc. - Incorporated herein by reference to Aetna Inc.'s Form 10Q, as filed electronically on May 6, 1997.

           Amendment No. 2 dated February 28, 1998 to the Supplemental Pension Benefit Plans of Certain Employees of Aetna Services, Inc. - Incorporated herein by reference to Aetna Inc.'s Form 10Q, as filed electronically on May 6, 1997.

           The Aetna Inc. 1996 Stock Incentive Plan, incorporated herein by reference to Aetna Inc.'s Registration Statement on Form S-4 (Registration Statement No. 333-5791) filed on June 12, 1996.*

           Employment Agreement, dated as of December 19, 1995 between Aetna Services, Inc. and Daniel P. Kearney, incorporated herein by reference to Aetna Services, Inc.'s 1995 Form 10-K*

           Amendment dated as of July 22, 1996 to Employment Agreement dated as of December 19, 1995 between Aetna Services, Inc., and Daniel P. Kearney, incorporated herein by reference to Aetna Inc.'s Form 10-Q filed on May 6, 1997*

           Amendment dated as of September 8, 1997 to Employment Agreement dated as of December 19, 1995 between Aetna Services, Inc. and Daniel P. Kearney - Incorporated herein by reference to Aetna Inc.'s Form 10-Q filed on November 4, 1997*

           Employment Agreement, dated as of December 21, 1995, by and between Aetna Services, Inc. and Thomas McInerney, as amended - Incorporated herein by reference to Aetna Inc.'s Form 10-K filed on March 3, 1998 (Accession No. 0000950123-98-002224).*

           *  Management contract or compensatory plan or arrangement.

     24    Power of Attorney

           Filed with this Report immediately after Signature page.

     27    Financial Data Schedule

     Exhibits other than these listed are omitted because they are not required or not applicable.


(b)  Reports on Form 8-K.

     None.

Index to Financial Statement Schedule


                                                                         Page
                                                                         ----
Independent Auditors' Report............................................. 39

III.   Supplementary Insurance Information as of and for the years ended December 31, 1997, 1996, 1995............................... 40

Schedules other than those listed above are omitted because they are not required or are not applicable.

                          Independent Auditors' Report



The Shareholder and Board of Directors
Aetna Insurance Company of America:


Under date of March 25, 1998, we reported on the balance sheets of Aetna Insurance Company of America as of December 31, 1997 and 1996, and the related statements of income, changes in shareholder's equity, and cash flows for each of the years in the three-year period ended December 31, 1997, as included herein. In connection with our audits of the aforementioned financial statements, we also have audited the related financial statement schedule as listed in the accompanying index. This financial statement schedule is the responsibility of the Company's management. Our responsibility is to express an opinion on this financial statement schedule based on our audits.

In our opinion, such financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

As discussed in Note 1 to the financial statements, in 1997, the Company changed its method for accounting for guaranty-fund and other insurance related assessments.


                                                       /s/ KPMG Peat Marwick LLP



Hartford, Connecticut
March 25, 1998

                       AETNA INSURANCE COMPANY OF AMERICA
     (A wholly owned subsidiary of Aetna Life Insurance and Annuity Company)

                                  Schedule III

                       Supplementary Insurance Information

         As of and for the years ended December 31, 1997, 1996 and 1995

====================================================================================================================================
(Thousands)
                                                                                                   Amortization
                  Deferred      Policyholders'                     Other Income                    of Deferred
                   Policy         Funds Left         Net            (Including        Current         Policy           Other
                 Acquisition       with the       Investment     Realized Capital    and Future    Acquisition       Operating
 Segment            Costs          Company        Income (1)    Gains and Losses)     Benefits        Costs          Expenses
------------------------------------------------------------------------------------------------------------------------------------

1997             $45,364.0      $145,625.9       $7,083.2           $6,417.7        $6,534.5           $809.0       $3,675.6
----
                --------------------------------------------------------------------------------------------------------------------


1996             $21,057.0      $ 64,445.4       $1,556.9           $1,348.2        $1,651.9           $242.0       $2,430.4
----
                --------------------------------------------------------------------------------------------------------------------


1995             $ 2,066.4      $       -        $  721.0           $  141.0        $   -              $  -         $  481.8
----
                --------------------------------------------------------------------------------------------------------------------

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

                                              AETNA INSURANCE COMPANY OF AMERICA
                                                         (Registrant)

Date  March 27, 1998                By   /s/ Deborah Koltenuk
      --------------                     --------------------
                                         Deborah Koltenuk
                                         Vice President, Treasurer and Corporate
                                         Controller

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on March 27, 1998.

     Signature                                     Title
         *
________________________                President and Director
  Thomas J. McInerney                   (Principal Executive Officer)

         *
________________________                Senior Vice President and Director
  Shaun P. Mathews

         *
________________________                Vice President, Treasurer, and Corporate
  Deborah Koltenuk                      Controller
                                        (Principal Accounting Officer)

         *
________________________                Director
  Catherine H. Smith


*By:  /s/ Maria McKeon
      ----------------
      Maria McKeon, Corporate Secretary and Counsel

                                POWER OF ATTORNEY


We, the undersigned directors and officers of Aetna Insurance Company of America, hereby severally constitute and appoint Maria F. McKeon and Deborah Koltenuk and each of them individually, our true and lawful attorneys, with full power to them and each of them to sign for us, and in our names and in the capacities indicated below, the 1997 Form 10-K and any and all amendments thereto to be filed with the Securities and Exchange Commission under the Securities Exchange Act of 1934, hereby ratifying and confirming our signatures as they may be signed by our said attorney to the Form 10-K and any and all amendments thereto.

WITNESS our hands and common seal on this 27th day of March, 1998.


     Signature                               Title


/s/ Thomas J. McInerney              President and Director
-----------------------              (Principal Executive Officer)
Thomas J. McInerney


/s/ Shaun P. Mathews                 Senior Vice President and Director
----------------------
Shaun P. Mathews


/s/ Deborah Koltenuk                 Vice President, Treasurer and
-----------------------              Corporate Controller
Deborah Koltenuk                     (Principal Accounting Officer)


/s/ Catherine H. Smith               Director
-----------------------
Catherine H. Smith

                              SECRETARY CERTIFICATE


         I, Rose-Marie DeRensis, the duly appointed Assistant Corporate Secretary of Aetna Insurance Company of America (the "Company"), hereby certify that the attached resolutions adopted by the Board of Directors on April 18, 1996, are currently in full force and effect, and have not been amended, restated, or superseded.

         IN WITNESS WHEREOF, I have affixed my name as Assistant Corporate Secretary and have caused the corporate seal of said Company to be hereunto affixed this 26th day of March, 1998.


                                        /s/     Rose-Marie DeRensis
                                        ------------------------------
   (corporate seal)                     Rose-Marie DeRensis
                                        Assistant Corporate Secretary
                                        Aetna Insurance Company of America

                       AETNA INSURANCE COMPANY OF AMERICA


April 18, 1996

RESOLVED:           That the following officers:

                    President
                    Senior Vice President
                    Vice President
                    General Counsel
                    Corporate Secretary
                    Treasurer
                    Assistant Corporate Secretary

                    (1) are hereby severally authorized to sign in the Company's name:

                           (a)    insurance contracts of every type and
                                  description which the Company is authorized to write;
                           (b) agreements relating to the purchase, sale, or exchange of securities including any consents and modifications given or made under such agreements;
                           (c) conveyances and leases of real estate or any interest therein including any modifications thereof,
                           (d) assignments and releases of mortgages and other liens, claims or demands;
                           (e) any other written instrument which they are authorized to approve in the normal course of Company business; and
                           (f) any other written instrument when specifically authorized by the Board of Directors or the President;

                  and are further severally authorized (i) to delegate all or any part of the foregoing authority to one or more officers, employees or agents of this Company, provided that each such delegation is in writing and a copy thereof is filed in the Office of the Corporate Secretary, or (ii) to designate any attorney at law representing this Company on a matter under their direction, to so sign this Company's name;

                  (2) are hereby severally authorized to possess the Company's duplicate seals and to affix the same to items (a) through (f) above;

                  and are further severally authorized to designate any Company officer under their direction to possess and to so affix the Company's duplicate seals; and

                  that the Senior Vice President, Investments is hereby authorized to designate any officer, employee or agent of this Company under his direction to sign the Company's name and to affix the Company's seal to any and all documents required in connection with any investment transaction in which the Company has an interest.