Form 10-Q
period 1998-03-31
AETNA INSURANCE CO OF AMERICA
filed 1998-05-13
CIK 925988

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    Form 10-Q

                Quarterly Report Pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934


For the quarterly period ended March 31, 1998    Commission file number 33-81010
                               --------------                           --------

                       Aetna Insurance Company of America
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

                Connecticut                                   06-1286272
--------------------------------------------------------------------------------
     (State or other jurisdiction of                    (I.R.S. Employer
      incorporation or organization)                   Identification No.)

  151 Farmington Avenue, Hartford, Connecticut           06156
--------------------------------------------------------------------------------
    (Address of principal executive offices)           (ZIP Code)

Registrant's telephone number, including area code     (860) 273-0123
                                                       --------------
                                      None
--------------------------------------------------------------------------------
Former name, former address and former fiscal year if changed since last report


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

                                                        Shares Outstanding
Title of Class                                          at April 30, 1998
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

                       AETNA INSURANCE COMPANY OF AMERICA
     (A wholly owned subsidiary of Aetna Life Insurance and Annuity Company)


                                TABLE OF CONTENTS
                                -----------------

                                                                           PAGE
                                                                           ----

  PART I.       FINANCIAL INFORMATION

  Item 1.       Financial Statements:
                    Statements of Income ...............................      3
                    Balance Sheets .....................................      4
                    Statements of Changes in Shareholder's Equity ......      5
                    Statements of Cash Flows ...........................      6
                    Condensed Notes to Financial Statements ............      7
                 Independent Auditors' Review Report ...................      8

  Item 2.       Management's Analysis of the Results of Operations .....      9


 PART II.       OTHER INFORMATION

  Item 1.       Legal Proceedings ......................................     11

  Item 5.       Other Information ......................................     11

  Item 6.       Exhibits and Reports on Form  8-K ......................     11

Signatures      ........................................................     12

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements


                       AETNA INSURANCE COMPANY OF AMERICA
    (A wholly owned subsidiary of Aetna Life Insurance and Annuity Company)

                              Statements of Income
                                   (millions)


                                                                              Three Months Ended March 31,
                                                                              ----------------------------

                                                                                1998               1997
                                                                            ------------       ------------
Revenue:
  Charges assessed against policyholders                                    $        2.3       $        0.9
  Net investment income                                                              2.4                1.3
  Net realized capital gains                                                         0.1                 --
                                                                            ------------       ------------
        Total revenue                                                                4.8                2.2

Benefits and expenses:
  Current and future benefits                                                        2.0                1.2
  Operating expenses                                                                 1.4                1.0
  Amortization of deferred policy acquisition costs                                  0.8                0.3
                                                                            ------------       ------------
       Total expenses                                                                4.2                2.5

Income (loss) before income taxes (benefits) and
    cumulative effect adjustment                                                     0.6               (0.3)

  Income taxes (benefits)                                                            0.2               (0.1)
                                                                            ------------       ------------

Income (loss) before cumulative effect adjustment                                    0.4               (0.2)

Cumulative effect adjustment, net of tax                                              --                0.5
                                                                            ------------       ------------

Net income (loss)                                                           $        0.4       $       (0.7)
                                                                            ============       ============

See Condensed Notes to Financial Statements.

                       AETNA INSURANCE COMPANY OF AMERICA
     (A wholly owned subsidiary of Aetna Life Insurance and Annuity Company)

                                 Balance Sheets
                          (millions, except share data)

                                                                                   March 31,               December 31,
                                                                                     1998                      1997
                                                                               -----------------         ----------------
Assets

Investments:
  Debt securities, available for sale, at fair value:
     (amortized cost: $135.8 and $135.9)                                         $        139.3            $       137.9
Cash and cash equivalents                                                                   3.7                     12.5
Deferred policy acquisition costs                                                          50.5                     45.4
Accrued investment income                                                                   1.8                      2.0
Deferred tax asset                                                                          1.6                      2.1
Income taxes receivable                                                                     0.5                      1.4
Other assets                                                                                7.7                      2.5
Other receivables                                                                           3.6                       --
Separate Accounts assets                                                                  823.6                    676.7
                                                                                 --------------            -------------

       Total assets                                                              $      1,032.3            $       880.5
                                                                                 ==============            =============


Liabilities and Shareholder's Equity

Liabilities:
  Policyholders' funds left with the Company                                      $        149.2           $       145.6
  Other liabilities                                                                          5.3                     5.2
  Due to parent and affiliates                                                               1.6                     0.8
  Separate Accounts liabilities                                                            823.6                   676.7
                                                                                 ---------------           -------------
       Total liabilities                                                                   979.7                   828.3
                                                                                 ---------------           -------------

Shareholder's equity:
  Common capital stock, par value $2,000 (1,275 shares
   authorized, issued and outstanding)                                                       2.5                     2.5
  Paid-in capital                                                                           47.5                    47.5
  Accumulated other comprehensive income                                                     0.2                     0.2
  Retained earnings                                                                          2.4                     2.0
                                                                                 ---------------           -------------
       Total shareholder's equity                                                           52.6                    52.2
                                                                                 ---------------           -------------

         Total liabilities and shareholder's equity                              $       1,032.3           $       880.5
                                                                                 ===============           =============

See Condensed Notes to Financial Statements.

                       AETNA INSURANCE COMPANY OF AMERICA
     (A wholly owned subsidiary of Aetna Life Insurance and Annuity Company)

                  Statements of Changes in Shareholder's Equity
                                   (millions)


                                                                                     Three Months Ended March 31,
                                                                                 ------------------------------------
                                                                                        1998                 1997
                                                                                 --------------        --------------
Shareholder's equity, beginning of period                                        $        52.2          $        31.3

Comprehensive income (loss)
  Net income (loss)                                                                        0.4                   (0.7)
  Other comprehensive loss, net of tax
    Unrealized losses on securities ($.0 and
    ($.1) pretax, respectively)                                                             --                   (0.1)
                                                                                 -------------          -------------
Total comprehensive income (loss)                                                          0.4                   (0.8)
                                                                                 -------------          -------------

Other changes                                                                               --                   (0.3)
                                                                                 -------------          -------------
Shareholder's equity, end of  period                                              $       52.6          $        30.2
                                                                                 =============          =============

See Condensed Notes to Financial Statements.

                       AETNA INSURANCE COMPANY OF AMERICA
     (A wholly owned subsidiary of Aetna Life Insurance and Annuity Company)

                            Statements of Cash Flows
                                   (millions)


                                                                                 Three Months Ended March  31,
                                                                                ------------------------------
                                                                                     1998             1997
                                                                                ------------     ------------
Cash Flows from Operating Activities:
         Net income (loss)                                                      $      0.4        $     (0.7)
         Adjustments to reconcile net income (loss) to net cash used for operating activities:
            Decrease (increase) in accrued investment income                           0.2              (0.7)
            Increase in other receivables                                             (0.5)               --
            Increase in deferred policy acquisition costs                             (5.1)             (5.1)
            Net change in amounts due to/from parent and affiliates                    0.8                --
            Net (decrease) increase  in other assets and liabilities                  (2.1)              3.1
            Net (decrease) increase in income taxes                                   (0.2)              0.9
            Net amortization of discount on debt securities                           (0.2)             (0.1)
            Net realized capital gains                                                (0.1)               --
                                                                                ----------        ----------
               Net cash used for operating activities                                 (6.8)             (2.6)
                                                                                ----------        ----------

Cash Flows from Investing Activities:
         Proceeds from sales of:
           Debt securities available for sale                                          1.3               7.9
         Investment maturities and repayments of:
           Debt securites available for sale                                           0.6               0.3
         Cost of investment purchases in:
           Debt securities available for sale                                         (6.0)            (49.5)
           Short-term investments                                                       --              (1.0)
                                                                                ----------        ----------
               Net cash used for investing activities                                 (4.1)            (42.3)
                                                                                ----------        ----------

Cash Flows from Financing Activities:
         Deposits and interest credited for investment contracts                       5.7              20.5
         Withdrawal of investment contracts                                           (3.6)             (0.5)
                                                                                ----------        ----------
               Net cash provided by financing activities                               2.1              20.0
                                                                                ----------        ----------

Net decrease in cash and cash equivalents                                             (8.8)            (25.0)
Cash and cash equivalents, beginning of period                                        12.5              51.8
                                                                                ----------        ----------

Cash and cash equivalents, end of period                                        $      3.7        $     26.8
                                                                                ==========        ==========


Supplemental cash flow information:
    Income taxes received, net                                                  $     (1.3)       $     (1.1)
                                                                                ==========        ===========

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

    The financial statements have been prepared in accordance with generally accepted accounting principles and are unaudited. Certain reclassifications have been made to 1997 financial information to conform to the 1998 presentation. These interim statements necessarily rely heavily on estimates, including assumptions as to annualized tax rates. In the opinion of management, all adjustments necessary for a fair statement of results for the interim periods have been made. All such adjustments are of a normal, recurring nature. The accompanying condensed financial statements should be read in conjunction with the financial statements and related notes as presented in the Company's 1997 Annual Report on Form 10-K. Certain financial information that is normally included in annual financial statements prepared in accordance with generally accepted accounting principles, but that is not required for interim reporting purposes, has been condensed or omitted.

2.  Additional Information - Accumulated Other Comprehensive Income
    ---------------------------------------------------------------
     Changes in accumulated other comprehensive income related to changes in unrealized gains (losses) on securities (excluding those related to experience rated contractholders) were as follows:

                                                                                 Three Months Ended March 31,
     -------------------------------------------------------------------------------------------------------------

        (Millions)                                                                  1998                1997
     -------------------------------------------------------------------------------------------------------------
       Unrealized holding gains arising during the period (1)                    $       .2         $        -
       Less:  reclassification adjustment for gains and other items
        included in net income (loss) (2)                                                .2                 .1
     -------------------------------------------------------------------------------------------------------------
       Net unrealized losses on securities                                       $        -         $      (.1)
     =============================================================================================================

     (1) Pretax unrealized holding gains arising during the period were $.3 million for 1998. There were no unrealized holding gains or losses during 1997.
     (2) Pretax reclassification adjustments for gains and other items included in net income were $.3 million and $.1 million for 1998 and 1997, respectively.


3.  Litigation
    ----------

    The Company is not currently involved in any material litigation.

                       Independent Auditors' Review Report


The Board of Directors
Aetna Insurance Company of America:


We have reviewed the accompanying condensed balance sheet of Aetna Insurance Company of America as of March 31, 1998, and the related condensed statements of income, changes in shareholder's equity and cash flows for the three-month periods ended March 31, 1998 and 1997. These condensed financial statements are the responsibility of the Company's management.

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

We have previously audited, in accordance with generally accepted auditing standards, the balance sheet of Aetna Insurance Company of America as of December 31, 1997, and the related statements of income, changes in shareholder's equity, and cash flows for the year then ended (not presented herein); and in our report dated March 25, 1998, we expressed an unqualified opinion on those financial statements. Our report refers to a change in method for accounting for guaranty-fund and other insurance related assessments in 1997. In our opinion, the information set forth in the accompanying condensed balance sheet as of December 31, 1997, is fairly presented, in all material respects, in relation to the balance sheet from which it has been derived.



                                          /s/ KPMG PEAT MARWICK LLP


May 5, 1998
Hartford, Connecticut

Item 2.  Management's Analysis of the Results of Operations

Results of Operations
---------------------

                                                                                               Three Months Ended
                                                                                                   March 31,
                                                                                          ---------------------------
(Millions)                                                                                     1998          1997
---------------------------------------------------------------------------------------------------------------------
Charges assessed against policyholders                                                      $    2.3      $    .9
Net investment income                                                                            2.4          1.3
Net realized capital gains                                                                        .1           --
---------------------------------------------------------------------------------------------------------------------
      Total revenue                                                                              4.8          2.2
---------------------------------------------------------------------------------------------------------------------
Current and future benefits                                                                      2.0          1.2
Operating expenses                                                                               1.4          1.0
Amortization of deferred policy acquisition costs                                                 .8           .3
---------------------------------------------------------------------------------------------------------------------
      Total benefits and expenses                                                                4.2          2.5
---------------------------------------------------------------------------------------------------------------------
Income (loss) before income taxes (benefits) and
  cumulative effect adjustment                                                                    .6          (.3)
  Income taxes (benefits)                                                                         .2          (.1)
---------------------------------------------------------------------------------------------------------------------
Income (loss) before cumulative effect
  adjustment                                                                                      .4          (.2)
---------------------------------------------------------------------------------------------------------------------
Cumulative effect adjustment, net of tax                                                          --           .5
---------------------------------------------------------------------------------------------------------------------
Net income (loss)                                                                           $     .4      $   (.7)
=====================================================================================================================
Net realized capital gains, net of tax (included
 above)                                                                                     $     .1      $    --
=====================================================================================================================

---------------------------------------------------------------------------------------------------------------------
Deposits not included above:
  Annuities - Fixed Options                                                                 $   28.9      $  30.2
  Annuities - Variable Options                                                                  52.0         59.3
---------------------------------------------------------------------------------------------------------------------
      Total                                                                                 $   80.9      $  89.5
=====================================================================================================================
Assets under management: (1)
  Annuities - Fixed Options  (2)                                                            $  273.9      $ 171.0
  Annuities - Variable Options (3)                                                             690.1        283.5
---------------------------------------------------------------------------------------------------------------------
      Total                                                                                 $  964.0      $ 454.5
=====================================================================================================================


(1) Excludes net unrealized capital gains of $3.5 million and $1.4 million at March 31, 1998 and 1997, respectively.
(2) Includes $127.0 million and $86.4 million related to the assets supporting a guaranteed interest option at March 31, 1998 and 1997, respectively.
(3) Includes $548.4 million and $262.4 million at March 31, 1998 and 1997, respectively, of assets invested through the Company's products in unaffiliated mutual funds.


The Company reported net income of $.4 million for the three months ended March 31, 1998 after reporting a loss for the same period a year ago. The net loss reported for the three months ended March 31, 1997 has been restated to include a charge for a cumulative effect adjustment, net of tax of $.5 million related to a change in the accounting for guaranty fund and other insurance related assessments. Excluding net realized capital gains and the 1997 cumulative effect adjustment, the Company would have reported net income of $.3 million for the three months ended March 31, 1998 compared to a net loss of $.2 million for the same period a year ago. First quarter results continue to reflect significant increases in revenues and expenses associated with the growth of the Company's business operations. Despite this growth in new business, the

Company has been able to contain the growth in expenses at a lower rate than the growth in its revenues. Assets under management increased by $509 million, or 112%, primarily due to additional net deposits (deposits less surrenders) and appreciation in the stock market.


General Account Investments
---------------------------

The Company's general account invested assets were comprised entirely of debt securities available for sale with a fair value of $139.3 million and $137.9 million at March 31, 1998 and December 31, 1997, respectively.

At March 31, 1998 and December 31, 1997, $130.6 million and $129.3 million, respectively, (or 94% for both periods) of total debt securities supported experienced rated products.

It is management's objective that the portfolio of debt securities be of high quality and be well-diversified by market sector. The debt securities in the Company's portfolio are generally rated by external rating agencies, and, if not externally rated, are rated by the Company on a basis believed to be similar to that used by the rating agencies. The average quality rating of the Company's debt security portfolio at March 31, 1998 and December 31, 1997 was AA- for both periods.

The percent of total debt securities investments by quality ratings is as follows:

                                            March 31, 1998          December 31, 1997
                                      -------------------------------------------------------
AAA                                              51.0%                       49.6%
AA                                                6.6                         6.0
A                                                25.4                        26.2
BBB                                              17.0                        17.7
B & Below                                          --                         0.5
                                      -------------------------------------------------------
                                                100.0%                      100.0%
                                      =======================================================

The percent of total debt securities investments by market sector is as follows:

                                                                 March 31, 1998          December 31, 1997
                                                           -------------------------------------------------------
U.S. Corporate Securities                                            41.7%                       41.5%
U.S. Treasuries/Agencies                                             30.0                        28.2
Foreign Securities - U.S. Dollar Denominated                          7.4                         8.9
Asset-Backed Securities                                               7.3                         7.7
Residential Mortgage-Backed Securities                                7.4                         7.4
Commercial/Multifamily Mortgage-
   Backed Securities                                                  6.2                         6.3
                                                           -------------------------------------------------------
                                                                    100.0%                      100.0%
                                                           =======================================================


Year 2000
---------

 See "Year 2000" in the Company's 1997 Report on Form 10-K.

PART II.  OTHER INFORMATION


Item 1.  Legal Proceedings.

The Company is not currently involved in any material legal proceedings.


Item 5.  Other Information

Ratings
-------

The Company's ratings are as follows:

                                                                    Rating Agencies
                                           --------------------------------------------------------------------
                                              A.M. Best          Duff &           Moody's         Standard &
                                                 (1)            Phelps (2)       Investor          Poor's (2)
                                                                                Service (2)
                                          ----------------- ---------------- ----------------- ----------------
       Claims paying rating on
         February 4, 1997                        A+               AA+              Aa2               AA-
       Claims paying rating on
         May 6, 1998                             A+               AA+              Aa3               AA-

     (1) Rating on review.
     (2) Rating on credit watch or review for possible downgrade.

On the heels of the announcement of Aetna's pending acquisition of New York Life Insurance Company's NYLCare health plans business, as is typical standard operating procedures, all of Aetna's ratings were placed on credit watch, until the rating agencies could do further analysis of the transaction.


Item 6.  Exhibits and Reports on Form 8-K.

(a)  Exhibits

     (10)  Material Contracts.

           Amendment dated as of February 27, 1998 to the Aetna Inc. 1996 Stock Incentive Plan, incorporated by reference to Aetna Inc.'s Form 10-Q, as filed electronically on May 6, 1998 (Accession No.
           0000950123-98-004554).

     (27)  Financial Data Schedule.

(b)  Reports on Form 8-K

     None.

                                    SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                         AETNA INSURANCE COMPANY OF AMERICA
                         ----------------------------------
                                 (Registrant)


May 13, 1998             By /s/  Deborah Koltenuk
------------                ---------------------
(Date)                      Deborah Koltenuk
                            Vice President and Treasurer, Corporate Controller
                            (Chief Accounting Officer)