Form 10-Q
period 1998-06-30
AETNA INSURANCE CO OF AMERICA
filed 1998-08-12
CIK 925988

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    Form 10-Q

                Quarterly Report Pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934


For the quarterly period ended June 30, 1998     Commission file number 33-81010
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

                             Yes  [X]        No  [ ]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                                                       Shares Outstanding
Title of Class                                         at July 31, 1998
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

                       AETNA INSURANCE COMPANY OF AMERICA
     (A wholly owned subsidiary of Aetna Life Insurance and Annuity Company)

                                  TABLE OF CONTENTS
                                                                            PAGE
  PART I.    FINANCIAL INFORMATION

  Item 1.    Financial Statements:
             Statements of Income ........................................    3
             Balance Sheets ..............................................    4
             Statements of Changes in Shareholder's Equity ...............    5
             Statements of Cash Flows ....................................    6
             Condensed Notes to Financial Statements .....................    7
             Independent Auditors' Review Report .........................    9
  Item 2.    Management's Analysis of the Results of Operations ..........   10

 PART II.    OTHER INFORMATION

  Item 1.    Legal Proceedings ...........................................   13

  Item 5.    Other Information ...........................................   13

  Item 6.    Exhibits and Reports on Form 8-K ............................   13

Signatures ...............................................................   14

                                       2

                       AETNA INSURANCE COMPANY OF AMERICA
     (A wholly owned subsidiary of Aetna Life Insurance and Annuity Company)

                              Statements of Income
                                   (millions)


                                                          Three Months Ended            Six Months Ended
                                                               June 30,                      June 30,
                                                        ---------------------         --------------------
                                                         1998           1997           1998          1997
                                                        ------         ------         ------        ------

Revenue:
  Charges assessed against policyholders                  $2.8           $1.4          $5.1           $2.3
  Net investment income                                    2.4            1.6           4.8            2.9
  Net realized capital gains                                 -            0.1           0.1            0.1
  Other income                                             0.3            0.1           0.3            0.1
                                                          ----           ----         -----          -----
        Total revenue                                      5.5            3.2          10.3            5.4

Benefits and expenses:
  Current and future benefits                              2.9            1.4           4.9            2.6
  Operating expenses                                       1.2            0.8           2.6            1.8
  Amortization of deferred policy acquisition costs        0.6            0.3           1.4            0.6
                                                          ----           ----         -----          -----
       Total expenses                                      4.7            2.5           8.9            5.0

Income before income taxes and
    cumulative effect adjustment                           0.8            0.7           1.4            0.4

  Income taxes                                             0.2            0.2           0.4            0.1
                                                          ----           ----         -----          -----

Income before cumulative effect adjustment                 0.6            0.5           1.0            0.3

Cumulative effect adjustment, net of tax                     -              -             -            0.5
                                                          ----           ----         -----          -----

Net income (loss)                                         $0.6           $0.5          $1.0          $(0.2)
                                                          ====           ====          ====          =====

See Condensed Notes to Financial Statements.

                       AETNA INSURANCE COMPANY OF AMERICA
     (A wholly owned subsidiary of Aetna Life Insurance and Annuity Company)

                                 Balance Sheets
                          (millions, except share data)

                                                               June 30, 1998     December 31, 1997
                                                             -----------------   -----------------
                            Assets
                            ------
Investments:
  Debt securities, available for sale, at fair value:
     (amortized cost: $132.4 and $135.9)                          $  136.2             $137.9
Cash and cash equivalents                                             12.6               12.5
Deferred policy acquisition costs                                     55.5               45.4
Accrued investment income                                              1.9                2.0
Deferred tax asset                                                     1.4                2.1
Income taxes receivable                                                  -                1.4
Other assets                                                           1.3                2.5
Due from parent and affiliates                                         0.8                  -
Separate Accounts assets                                             912.8              676.7
                                                                  --------             ------

       Total assets                                               $1,122.5             $880.5
                                                                  ========             ======

             Liabilities and Shareholder's Equity
             ------------------------------------
Liabilities:
  Policyholders' funds left with the Company                      $  151.4             $145.6
  Other liabilities                                                    3.9                5.2
  Due to parent and affiliates                                         0.7                0.8
  Current income taxes                                                 0.5                  -
  Separate Accounts liabilities                                      912.8              676.7
                                                                  --------             ------
       Total liabilities                                           1,069.3              828.3
                                                                  --------             ------

Shareholder's equity:
  Common capital stock, par value $2,000 (1,275 shares
   authorized, issued and outstanding)                                 2.5                2.5
  Paid-in capital                                                     47.5               47.5
  Accumulated other comprehensive income                               0.2                0.2
  Retained earnings                                                    3.0                2.0
                                                                  --------             ------
       Total shareholder's equity                                     53.2               52.2
                                                                  --------             ------

         Total liabilities and shareholder's equity               $1,122.5             $880.5
                                                                  ========             ======

See Condensed Notes to Financial Statements.

                       AETNA INSURANCE COMPANY OF AMERICA
     (A wholly owned subsidiary of Aetna Life Insurance and Annuity Company)

                  Statements of Changes in Shareholder's Equity
                                   (millions)

                                                        Six Months Ended June 30,
                                                      ----------------------------
                                                          1998             1997
                                                      -----------      -----------

Shareholder's equity, beginning of period                $52.2           $31.3

Comprehensive income (loss)
  Net income (loss)                                        1.0            (0.2)
                                                         -----           -----
Total comprehensive income (loss)                          1.0            (0.2)
                                                         -----           -----

Capital contribution                                       -               5.0

Other changes                                              -              (0.3)
                                                         -----           -----

Shareholder's equity, end of  period                     $53.2           $35.8
                                                         =====           =====


See Condensed Notes to Financial Statements.

                       AETNA INSURANCE COMPANY OF AMERICA
     (A wholly owned subsidiary of Aetna Life Insurance and Annuity Company)

                            Statements of Cash Flows
                                   (millions)


                                                                                 Six Months Ended June 30,
                                                                                --------------------------
                                                                                 1998                1997
                                                                                ------              ------
Cash Flows from Operating Activities:
         Net income (loss)                                                      $ 1.0                $(0.2)
         Adjustments to reconcile net income (loss) to net cash used for operating activities:
            Decrease (increase) in accrued investment income                      0.1                 (1.0)
            Increase in deferred policy acquisition costs                       (10.1)               (11.5)
            Net change in amounts due to/from parent and affiliates              (0.9)                 0.4
            Net increase (decrease)  in other assets and liabilities              0.8                 (1.4)
            Net increase (decrease) in income taxes                               1.2                 (0.5)
            Net amortization of discount on debt securities                      (0.3)                (0.2)
            Net realized capital gains                                           (0.1)                (0.1)
                                                                                -----                -----
               Net cash used for operating activities                            (8.3)               (14.5)
                                                                                -----                -----

Cash Flows from Investing Activities:
         Proceeds from sales of:
           Debt securities available for sale                                    24.4                  7.9
         Investment maturities and repayments of:
           Debt securities available for sale                                     1.3                  1.8
         Cost of investment purchases in:
           Debt securities available for sale                                   (21.6)               (71.6)
           Short-term investments                                                   -                 (1.0)
                                                                                -----                -----
               Net cash provided by (used for) investing activities               4.1                (62.9)
                                                                                -----                -----

Cash Flows from Financing Activities:
         Deposits and interest credited for investment contracts                 10.5                 46.4
         Withdrawal of investment contracts                                      (6.2)                (1.6)
          Capital Contribution                                                      -                  5.0
                                                                                -----                -----
               Net cash provided by financing activities                          4.3                 49.8
                                                                                -----                -----

Net increase (decrease) in cash and cash equivalents                              0.1                (27.6)
Cash and cash equivalents, beginning of period                                   12.5                 51.8
                                                                                -----                -----

Cash and cash equivalents, end of period                                        $12.6                $24.2
                                                                                =====                =====

Supplemental cash flow information:
    Income taxes (received) paid, net                                           $(2.3)               $ 0.3
                                                                                =====                =====


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

2.  Future Application of Accounting Standard

    In June 1998, the Financial Accounting Standards Board issued FAS No. 133, Accounting for Derivative Instruments and Hedging Activities. This standard requires companies to record all derivatives on the balance sheet as either assets or liabilities and measure those instruments at fair value. The manner in which companies are to record gains or losses resulting from changes in the values of those derivatives depends on the use of the derivative and whether it qualifies for hedge accounting. This standard is effective at the beginning of 2000, with early adoption permitted. The Company is currently evaluating the impact of the adoption of this statement and the potential effect on its financial position or results of operations.

                       AETNA INSURANCE COMPANY OF AMERICA
     (A wholly owned subsidiary of Aetna Life Insurance and Annuity Company)

                     Condensed Notes to Financial Statements

3.  Additional Information - Accumulated Other Comprehensive Income

    Changes in accumulated other comprehensive income related to changes in unrealized gains on securities (excluding those related to experience rated contractholders) were as follows:

                                                                    Six Months Ended June 30,
    -----------------------------------------------------------------------------------------
    (Millions)                                                          1998        1997
    -----------------------------------------------------------------------------------------
     Unrealized holding gains arising during the period (1)             $  .3      $  .2
     Less:  reclassification adjustments for amortization of net
       investment discounts and gains included in net income (2)           .3         .2
    -----------------------------------------------------------------------------------------
     Net unrealized gains on securities                                 $   -      $  -
    =========================================================================================

    (1) Pretax unrealized holding gains arising during the period were $.4 million and $.3 million for 1998 and 1997, respectively.

    (2) Pretax reclassification adjustments for amortization of net investment discounts and gains included in net income were $.4 million and $.3 million for 1998 and 1997, respectively.

4.  Litigation

    The Company is not currently involved in any material litigation.

                       Independent Auditors' Review Report

The Board of Directors
Aetna Insurance Company of America:

We have reviewed the accompanying condensed balance sheet of Aetna Insurance Company of America as of June 30, 1998, and the related condensed statements of income for the three-month and six-month periods ended June 30, 1998 and 1997, and the related condensed statements of changes in shareholder's equity and cash flows for the six-month periods ended June 30, 1998 and 1997. These condensed financial statements are the responsibility of the Company's management.

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

                                                 /s/  KPMG Peat Marwick LLP

Hartford, Connecticut
August 4, 1998

Item 2.  Management's Analysis of the Results of Operations

Overview

Results of Operations
                                                                      Three Months Ended             Six Months Ended
                                                                            June 30,                     June 30,
                                                                     ----------------------       -----------------------

(Millions)                                                              1998        1997             1998           1997
-------------------------------------------------------------------------------------------------------------------------
Charges assessed against policyholders                                 $ 2.8       $  1.4          $    5.1        $  2.3
Net investment income                                                    2.4          1.6               4.8           2.9
Net realized capital gains                                                 -           .1                .1            .1
Other income                                                              .3           .1                .3            .1
-------------------------------------------------------------------------------------------------------------------------
      Total revenue                                                      5.5          3.2              10.3           5.4
-------------------------------------------------------------------------------------------------------------------------
Current and future benefits                                              2.9          1.4               4.9           2.6
Operating expenses                                                       1.2           .8               2.6           1.8
Amortization of deferred policy acquisition costs                         .6           .3               1.4            .6
-------------------------------------------------------------------------------------------------------------------------
      Total benefits and expenses                                        4.7          2.5               8.9           5.0
-------------------------------------------------------------------------------------------------------------------------
Income before income taxes and cumulative
effect adjustment                                                         .8           .7               1.4            .4
Income taxes                                                              .2           .2                .4            .1
-------------------------------------------------------------------------------------------------------------------------
Income before cumulative effect adjustment                                .6           .5               1.0            .3
-------------------------------------------------------------------------------------------------------------------------
Cumulative effect adjustment, net of tax                                   -            -                 -            .5
-------------------------------------------------------------------------------------------------------------------------
Net income (loss)                                                      $  .6       $   .5          $    1.0           (.2)
=========================================================================================================================
Net realized capital gains, net of tax  (included above)               $   -       $    -          $     .1        $    -
=========================================================================================================================
-------------------------------------------------------------------------------------------------------------------------
Deposits not included above:
  Annuities - Fixed Options                                            $24.5       $ 40.7          $   53.4        $ 70.8
  Annuities - Variable Options                                          58.4         59.8             110.4         119.1
-------------------------------------------------------------------------------------------------------------------------
      Total                                                            $82.9       $100.5          $  163.8        $189.9
=========================================================================================================================

-------------------------------------------------------------------------------------------------------------------------
Assets under management: (1)
  Annuities - Fixed Options  (2)                                                                   $  272.6        $190.9
  Annuities - Variable Options (3)                                                                    782.1         400.4
-------------------------------------------------------------------------------------------------------------------------
      Total                                                                                        $1,054.7        $591.3
=========================================================================================================================

(1) Excludes net unrealized capital gains of $3.8 million and $.1 million at June 30, 1998 and 1997, respectively.

(2) Includes $124.3 million and $85.1 million related to the assets supporting a guaranteed interest option at June 30, 1998 and 1997, respectively.

(3) Includes $616.5 million and $370.0 million at June 30, 1998 and 1997, respectively, of assets invested through the Company's products in unaffiliated mutual funds.

The Company reported a slight increase in net income for the second quarter of 1998 compared to the second quarter of 1997 and reported an increase of $1.2 million for the six months ended June 30, 1998 compared to the same period a year ago. The net loss reported for the six months ended June 30, 1997 has been restated to include a charge for a cumulative effect adjustment, net of tax of $.5 million related to a change in the accounting for guaranty fund and other insurance related assessments. Excluding net realized capital gains and the 1997 cumulative effect adjustment, the Company would have reported an increase in results of $.6 million for the six months ended June 30, 1998 when compared to the same period in 1997. Second quarter results continue to reflect significant increases in revenues and expenses associated with the growth of the Company's business operations. Assets under management increased by $463 million primarily due to appreciation in the stock market and additional net deposits (deposits less surrenders).

Outlook

The Company anticipates that, in the near term, it will cease marketing existing products, although certain of the products will be marketed by its parent company. The Company will continue to accept additional contributions into existing contracts and will continue to maintain existing contracts. Long term decisions concerning future sales of new products have not been made.

General Account Investments

The Company's general account invested assets were comprised entirely of debt securities available for sale with a fair value of $136.2 million and $137.9 million at June 30, 1998 and December 31, 1997, respectively.

At June 30, 1998 and December 31, 1997, $127.1 million, or 93%, and $129.3 million, or 94%, respectively, of total debt securities supported experienced rated products.

It is management's objective that the portfolio of debt securities be of high quality and be well-diversified by market sector. The debt securities in the Company's portfolio are generally rated by external rating agencies, and, if not externally rated, are rated by the Company on a basis believed to be similar to that used by the rating agencies. The average quality rating of the Company's debt security portfolio at June 30, 1998 and December 31, 1997 was AA- for both periods.

The percent of total debt securities investments by quality ratings is as follows:

                              June 30, 1998             December 31, 1997
                              -------------             -----------------
AAA                               42.2%                       49.6%
AA                                 7.7                         6.0
A                                 30.9                        26.2
BBB                               18.9                        17.7
B & Below                          0.3                         0.5
                                 -----                       -----
                                 100.0%                      100.0%
                                 =====                       =====

The percent of total debt securities investments by market sector is as follows:

                                                       June 30, 1998     December 31, 1997
                                                       -------------     -----------------
U.S. Corporate Securities                                   49.5%                41.5%
U.S. Treasuries/Agencies                                    19.4                 28.2
Foreign Securities - U.S. Dollar Denominated                 8.3                  8.9
Commercial/Multifamily Mortgage-Backed Securities            8.1                  6.3
Residential Mortgage-Backed Securities                       7.6                  7.4
Asset-Backed Securities                                      7.1                  7.7
                                                           -----                -----
                                                           100.0%               100.0%
                                                           =====                =====

Year 2000

See "Year 2000" in the Company's 1997 Report on Form 10-K.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings.

The Company is not currently involved in any material legal proceedings.

Item 5.  Other Information

Ratings

Following the announcement of Aetna's agreement to acquire New York Life Insurance Company's NYLCare health plans business (which closed in July 1998), as is typical standard operating procedures, all of Aetna's ratings were placed on credit watch, until the rating agencies could do further analysis of the transaction. In July of 1998, all of the agencies completed their annual review of the Company with the exception of A.M. Best. Moody's and Standard & Poors reaffirmed their ratings and removed their credit watch status. Duff & Phelps has maintained their rating watch pending the completion of the sale of its parent company's domestic individual life business to Lincoln. A.M. Best's rating is pending until completion of their review.

The Company's ratings are as follows:

                                                                    Rating Agencies
                                          ---------------------------------------------------------------------
                                             A.M. Best       Duff & Phelps       Moody's         Standard &
                                                                             Investor Service       Poors
                                          ---------------------------------------------------------------------
       Claims paying rating on
         May 6, 1998 (1)                         A+               AA+              Aa3               AA-
       Claims paying rating on
         August 4, 1998 (2)                      A+               AA+              Aa3               AA-

      (1) As of May 6, 1998, A.M. Best ratings were on review and Standard & Poors, Moody's Investor Service and Duff & Phelps ratings were on credit watch or review for possible downgrade.

      (2) As of August 4, 1998, A.M. Best ratings are on review and Duff & Phelps ratings are on credit watch for possible downgrade.

Item 6. Exhibits and Reports on Form 8-K

(a) Exhibits

    (27) Financial Data Schedule.

(b) Reports on Form 8-K

    None

                                    SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                    AETNA INSURANCE COMPANY OF AMERICA
                                    -------------------------------------------
                                    (Registrant)


August 12, 1998                     By /s/  Deborah Koltenuk
---------------                        ----------------------------------------
(Date)                                 Deborah Koltenuk
                                       Vice President and Treasurer, Corporate
                                       Controller (Chief Accounting Officer)