Form 10-Q
period 1998-09-30
AETNA INSURANCE CO OF AMERICA
filed 1998-11-13
CIK 925988

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    Form 10-Q

                Quarterly Report Pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 1998     Commission file number 33-81010
                               ------------------                            --------

                       Aetna Insurance Company of America
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)


                Connecticut                           06-1286272
--------------------------------------------------------------------------------
     (State or other jurisdiction of             (I.R.S. Employer
      incorporation or organization)             Identification No.)


  151 Farmington Avenue, Hartford, Connecticut        06156
--------------------------------------------------------------------------------
    (Address of principal executive offices)        (ZIP Code)


Registrant's telephone number, including area code     (860) 273-0123
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

                            Yes X         No
                              ----           ----

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                                                    Shares Outstanding
Title of Class                                      at October 31, 1998
--------------                                      -------------------
Common Capital Stock,
 par value $2,000                                            1,275

The registrant meets the conditions set forth in General Instruction H(1)(a) and
(b) of Form 10-Q and is therefore filing this Form with the reduced disclosure format.

                       AETNA INSURANCE COMPANY OF AMERICA
             (A wholly owned subsidiary of Aetna Life Insurance and
                                Annuity Company)

                                TABLE OF CONTENTS
                                -----------------

                                                                        PAGE
PART I.       FINANCIAL INFORMATION
   Item 1.    Financial Statements:
                 Statements of Income...................................   3
                 Balance Sheets.........................................   4
                 Statements of Changes in Shareholder's Equity..........   5
                 Statements of Cash Flows...............................   6
                 Condensed Notes to Financial Statements................   7
              Independent Auditors' Review Report.......................   9

   Item 2.    Management's Analysis of the Results of Operations........  10


PART II.      OTHER INFORMATION

   Item 1.    Legal Proceedings.........................................  16

   Item 5.    Other Information.........................................  16

   Item 6.    Exhibits and Reports on Form 8-K..........................  16

Signatures    ..........................................................  17

                      AETNA INSURANCE COMPANY OF AMERICA
             (A wholly owned subsidiary of Aetna Life Insurance and
                                Annuity Company)

                              Statements of Income
                                   (millions)

                                                        Three Months Ended     Nine Months Ended
                                                           September 30,         September 30,
                                                      ---------------------  ----------------------
                                                       1998        1997        1998        1997
                                                      ---------  ----------  ----------  ----------
Revenue:
  Charges assessed against policyholders               $  3.0      $  1.8      $  8.1      $  4.1
  Net investment income                                   2.8         1.9         7.6         4.8
  Net realized capital (losses) gains                    (0.4)          -        (0.3)        0.1
  Other income                                            0.2         0.1         0.5         0.2
                                                      ---------  ----------  ----------- ----------
        Total revenue                                     5.6         3.8        15.9         9.2

Benefits and expenses:
  Current and future benefits                             2.0         1.6         6.9         4.2
  Operating expenses                                      1.9         0.8         4.5         2.6
  Amortization of deferred policy acquisition costs       1.2         0.4         2.6         1.0
                                                      ---------  ----------  ----------  ----------
       Total expenses                                     5.1         2.8        14.0         7.8

Income before income taxes and
    cumulative effect adjustment                          0.5         1.0         1.9         1.4

  Income taxes                                              -         0.3         0.4         0.4
                                                      ---------  ----------  ----------  ----------
Income before cumulative effect adjustment                0.5         0.7         1.5         1.0

Cumulative effect adjustment, net of tax                    -           -           -         0.5
                                                      ---------  ----------  ----------  ----------

Net income                                             $  0.5       $ 0.7       $ 1.5      $  0.5
                                                      =========  ==========  ==========  ==========

See Condensed Notes to Financial Statements.

                      AETNA INSURANCE COMPANY OF AMERICA
             (A wholly owned subsidiary of Aetna Life Insurance and
                                Annuity Company)

                                 Balance Sheets
                          (millions, except share data)

                                                                          September 30,        December 31,
                                                                               1998                   1997
                                                                        -------------------    -------------------
Assets

Investments:
  Debt securities, available for sale, at fair value:
     (amortized cost: $136.8 and $135.9)                                     $  141.5             $137.9
Cash and cash equivalents                                                         7.4               12.5
Deferred policy acquisition costs                                                58.3               45.4
Accrued investment income                                                         1.8                2.0
Deferred tax asset                                                                0.6                2.1
Income taxes receivable                                                             -                1.4
Other assets                                                                     12.3                4.1
Other receivables                                                                 0.5                  -
Separate Accounts assets                                                        867.5              676.7
                                                                        -----------------    ---------------

       Total assets                                                          $1,089.9             $882.1
                                                                        =================    ===============


Liabilities and Shareholder's Equity

Liabilities:
  Policyholders' funds left with the Company                                   $153.4             $145.6
  Other liabilities                                                              11.1                6.8
  Due to parent and affiliates                                                    3.8                0.8
  Current income taxes                                                            0.3                  -
  Separate Accounts liabilities                                                 867.5              676.7
                                                                        -----------------    ---------------
       Total liabilities                                                      1,036.1              829.9
                                                                        -----------------    ---------------

Shareholder's equity:
  Common capital stock, par value $2,000 (1,275 shares
   authorized, issued and outstanding)                                            2.5                2.5
  Paid-in capital                                                                47.5               47.5
  Accumulated other comprehensive income                                          0.3                0.2
  Retained earnings                                                               3.5                2.0
                                                                        -----------------    ---------------
       Total shareholder's equity                                                53.8               52.2
                                                                        -----------------    ---------------

         Total liabilities and shareholder's equity                          $1,089.9             $882.1
                                                                        =================    ===============

See Condensed Notes to Financial Statements.

                  AETNA INSURANCE COMPANY OF AMERICA
    (A wholly owned subsidiary of Aetna Life Insurance and Annuity Company)

                  Statements of Changes in Shareholder's Equity
                                   (millions)

                                                                  Nine Months Ended September 30,
                                                               -------------------------------------
                                                                     1998                1997
                                                               -----------------    ----------------
Shareholder's equity, beginning of period                           $  52.2              $  31.3

Comprehensive income
  Net income                                                            1.5                  0.5
  Other comprehensive income, net of tax:
     Unrealized gains on securities ($0.2 and $0.0,
       pretax, respectively)                                            0.1                   -
                                                               -----------------    ----------------
Total comprehensive income                                              1.6                  0.5
                                                               -----------------    ----------------

Capital contribution                                                     -                   5.0

Other changes                                                            -                  (0.3)
                                                               -----------------    ----------------

Shareholder's equity, end of  period                                $  53.8              $  36.5
                                                               =================    ================

See Condensed Notes to Financial Statements.

                       AETNA INSURANCE COMPANY OF AMERICA
     (A wholly owned subsidiary of Aetna Life Insurance and Annuity Company)

                            Statements of Cash Flows
                                   (millions)

                                                                               Nine Months Ended September  30,
                                                                           ---------------------------------------
                                                                                 1998                 1997
                                                                           ------------------   ------------------
Cash Flows from Operating Activities:
         Net income                                                             $    1.5             $    0.5
         Adjustments to reconcile net income to net cash used for
            operating activities:
            Decrease (increase) in accrued investment income                         0.2                 (1.4)
            Increase in deferred policy acquisition costs                          (12.9)               (18.0)
            Net change in amounts due to/from parent and affiliates                  3.3                  0.2
            Net decrease in other assets and liabilities                            (2.9)                (0.5)
            Net increase (decrease) in income taxes                                  1.7                 (0.7)
            Net amortization of discount on debt securities                         (0.1)                (0.3)
            Net realized capital losses (gains)                                      0.3                 (0.1)
                                                                           ------------------   ------------------
               Net cash used for operating activities                               (8.9)               (20.3)
                                                                           ------------------   ------------------

Cash Flows from Investing Activities:
         Proceeds from sales of:
           Debt securities available for sale                                       27.8                 12.0
           Short-term investments                                                     -                   1.0
         Investment maturities and repayments of:
           Debt securities available for sale                                        1.9                  2.8
         Cost of investment purchases in:
           Debt securities available for sale                                      (30.7)              (105.0)
           Short-term investments                                                     -                  (1.0)
                                                                           ------------------   ------------------
               Net cash used for investing activities                               (1.0)               (90.2)
                                                                           ------------------   ------------------

Cash Flows from Financing Activities:
         Deposits and interest credited for investment contracts                    15.1                 71.1
         Withdrawal of investment contracts                                        (10.1)                (3.6)
         Capital contribution                                                         -                   5.0
                                                                           ------------------   ------------------
               Net cash provided by financing activities                             5.0                 72.5
                                                                           ------------------   ------------------

Net decrease in cash and cash equivalents                                           (4.9)               (38.0)
Cash and cash equivalents, beginning of period                                      12.5                 51.8
                                                                           ------------------   ------------------

Cash and cash equivalents, end of period                                        $    7.4             $   13.8
                                                                           ==================   ==================

Supplemental cash flow information:
    Income taxes (received) paid, net                                           $   (2.8)            $    0.7
                                                                           ==================   ==================

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

2.  Future Application of Accounting Standard

    In June 1998, the Financial Accounting Standards Board issued FAS No. 133, Accounting for Derivative Instruments and Hedging Activities. This standard requires companies to record all derivatives on the balance sheet as either assets or liabilities and measure those instruments at fair value. The manner in which companies are to record gains or losses resulting from changes in the values of those derivatives depends on the use of the derivative and whether it qualifies for hedge accounting. This standard is effective for the Company's financial statements beginning January 1, 2000, with early adoption permitted. The Company is currently evaluating the impact of the adoption of this statement and the potential effect on its financial position or results of operations.

                       AETNA INSURANCE COMPANY OF AMERICA
             (A wholly owned subsidiary of Aetna Life Insurance and
                                Annuity Company)

                     Condensed Notes to Financial Statements

3.  Additional Information - Accumulated Other Comprehensive Income

     Changes in accumulated other comprehensive income related to changes in unrealized gains on securities (excluding those related to experience rated contractholders) were as follows:

                                                                                 Nine Months Ended September 30,
     ------------------------------------------------------------------------------------------------------------
      (Millions)                                                                        1998             1997
     ------------------------------------------------------------------------------------------------------------
     Unrealized holding gains (losses) arising during the period (1)                 $     0.2        $    (0.3)
     Less:  reclassification adjustments for amortization of net investment
       discounts and gains (losses) included in net income (2)                             0.1             (0.3)
     ------------------------------------------------------------------------------------------------------------
     Net unrealized gains on securities                                              $     0.1        $       -
     ============================================================================================================

     (1) Pretax unrealized holding gains (losses) arising during the period were $0.3 million and $(0.4) million for 1998 and 1997, respectively.

     (2) Pretax reclassification adjustments for amortization of net investment discounts and gains (losses) included in net income were $0.1 million and $(0.4) million for 1998 and 1997, respectively.

4.  Litigation

    The Company is not currently involved in any material legal proceedings.

                       Independent Auditors' Review Report

The Board of Directors
Aetna Insurance Company of America:

We have reviewed the accompanying condensed balance sheet of Aetna Insurance Company of America as of September 30, 1998, and the related condensed statements of income for the three-month and nine-month periods ended September 30, 1998 and 1997, and the related condensed statements of changes in shareholder's equity and cash flows for the nine-month periods ended September 30, 1998 and 1997. These condensed financial statements are the responsibility of the Company's management.

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

Hartford, Connecticut
November 3, 1998

Item 2. Management's Analysis of the Results of Operations

Overview

Results of Operations
---------------------

                                                             Three Months Ended            Nine Months
                                                                September 30,                 Ended
                                                                                          September 30,
                                                          -------------------------------------------------

(Millions)                                                      1998         1997         1998         1997
------------------------------------------------------------------------------------------------------------
Charges assessed against policyholders                         $ 3.0       $  1.8     $    8.1     $    4.1
Net investment income                                            2.8          1.9          7.6          4.8
Net realized capital (losses) gains                              (.4)           -          (.3)          .1
Other income                                                      .2           .1           .5           .2
------------------------------------------------------------------------------------------------------------
      Total revenue                                              5.6          3.8         15.9          9.2
------------------------------------------------------------------------------------------------------------
Current and future benefits                                      2.0          1.6          6.9          4.2
Operating expenses                                               1.9           .8          4.5          2.6
Amortization of deferred policy acquisition costs                1.2           .4          2.6          1.0
------------------------------------------------------------------------------------------------------------
      Total benefits and expenses                                5.1          2.8         14.0          7.8
------------------------------------------------------------------------------------------------------------
Income before income taxes and cumulative
   effect adjustment                                              .5          1.0          1.9          1.4
Income taxes                                                       -           .3           .4           .4
------------------------------------------------------------------------------------------------------------
Income before cumulative effect adjustment                        .5           .7          1.5          1.0
------------------------------------------------------------------------------------------------------------
Cumulative effect adjustment, net of tax                           -            -            -           .5
------------------------------------------------------------------------------------------------------------
Net income                                                    $   .5       $   .7     $    1.5     $     .5
============================================================================================================
Net realized capital losses, net of tax (included above)      $  (.3)      $    -     $    (.2)    $      -
============================================================================================================

------------------------------------------------------------------------------------------------------------
Deposits not included above:
  Annuities - fixed options                                   $ 13.9       $ 50.7     $   67.2     $  121.5
  Annuities - variable options                                  39.8         58.5        150.3        177.7
------------------------------------------------------------------------------------------------------------
      Total                                                   $ 53.7       $109.2     $  217.5     $  299.2
============================================================================================================

------------------------------------------------------------------------------------------------------------
Assets under management: (1)
  Annuities - fixed options  (2)                                                      $  260.6     $  229.1
  Annuities - variable options (3)                                                       743.8        501.7
------------------------------------------------------------------------------------------------------------
      Total                                                                           $1,004.4     $  730.8
============================================================================================================

(1) Excludes net unrealized capital gains of $4.7 million and $1.9 million at September 30, 1998 and 1997, respectively.

(2) Includes $ 111.6 million and $97.2 million related to the assets supporting a guaranteed interest option at September 30, 1998 and 1997, respectively.

(3) Includes $581.7 million and $465.0 million at September 30, 1998 and 1997, respectively, of assets invested through the Company's products in unaffiliated mutual funds.

The Company reported a decrease in net income of $.2 million for the third quarter of 1998 compared to the third quarter of 1997 and reported an increase of $1.0 million for the nine months ended September 30, 1998 compared to the same period a year ago. The net income reported for the nine months ended September 30, 1997 has been restated to include a charge for a cumulative effect adjustment of $.5 million, net of tax, related to a change in the accounting for guaranty fund and other insurance related assessments. Excluding the net realized capital loss in the third quarter of 1998, results for the third quarter increased by $.1 million when compared to the third quarter of 1997. Excluding the net realized capital loss in the first nine months of 1998 and the 1997 cumulative effect adjustment, results for the nine months ended September 30, 1998 increased by $.7 million when compared to the same period in 1997. The increase in earnings for the three and nine months ended September 30, 1998 reflects increased fee income from higher levels of assets under management partially offset by increased operating expenses.

Compared to the prior period ended September 30, 1997, assets under management increased by $273.6 million, or 37%, primarily due to additional net deposits (deposits less surrenders) and appreciation in the stock market. Due to a downturn in the stock markets which occurred in the latter part of the third quarter, assets under management were approximately $50 million less at September 30, 1998 than at June 30, 1998.

Outlook
-------

The Company anticipates that, in the near term, it will cease marketing existing products, although certain of the products will be marketed by its parent company. The Company will continue to accept additional contributions into existing contracts and will continue to maintain existing contracts. Long term decisions concerning future sales of new products have not been made.


General Account Investments

The Company's general account invested assets were comprised entirely of debt securities available for sale with a fair value of $141.5 million and $137.9 million at September 30, 1998 and December 31, 1997, respectively.

At September 30, 1998 and December 31, 1997, $132.5 million and $129.3 million (or 94% for both periods) of total debt securities supported experienced rated products.

It is management's objective that the portfolio of debt securities be of high quality and be well-diversified by market sector. The debt securities in the Company's portfolio are generally rated by external rating agencies, and, if not externally rated, are rated by the Company on a basis believed to be similar to that used by the rating agencies. The average quality rating of the Company's debt security portfolio was AA- at both September 30, 1998 and December 31, 1997.

The percent of total debt securities investments by quality ratings is as follows:

                         September 30, 1998    December 31, 1997
                         ---------------------------------------
AAA                             39.8%                   49.6%
AA                               7.5                     6.0
A                               32.2                    26.2
BBB                             20.5                    17.7
B & Below                          -                     0.5
                         ---------------------------------------
                               100.0%                  100.0%
                         =======================================

The percent of total debt securities investments by market sector is as follows:

                                                    September 30, 1998   December 31, 1997
                                                    --------------------------------------
U.S. Corporate Securities                                  54.2%                 41.5%
U.S. Treasuries/Agencies                                   16.6                  28.2
Commercial/Multifamily Mortgage-Backed Securities           7.6                   6.3
Foreign Securities - U.S. Dollar Denominated                7.5                   8.9
Residential Mortgage-Backed Securities                      7.5                   7.4
Asset-Backed Securities                                     6.6                   7.7
                                                    --------------------------------------
                                                          100.0%                100.0%
                                                    ======================================

Year 2000

The Year 2000 problem is the inability of computers, software and microchips to properly interpret dates past 1999.

The Company relies heavily on information technology ("IT") systems and other systems and facilities such as telephones, building access control systems and heating and ventilation equipment ("embedded systems") to conduct its business. The Company also has business relationships with financial institutions, financial intermediaries, public utilities and other critical vendors as well as regulators and customers who are themselves reliant on IT and embedded systems to conduct their businesses.

State of Readiness

In 1997, the Company's ultimate parent, Aetna, Inc. ("Aetna"), organized a multi-disciplinary Year 2000 Project Team that includes outside consultants. The Year 2000 Project Team and Aetna's businesses and subsidiaries, including the Company, have developed and are currently executing a comprehensive plan designed to make their mission critical IT systems and embedded systems Year 2000 ready. Outside consultants

State of Readiness (continued)

have reviewed Aetna's overall process, plan and progress to date. Aetna's plan for IT systems consists of four phases: (1) inventory - identifying all IT systems and risk rating each according to its potential business impact; (2) assessment - identifying IT systems that use date functions and assessing them for Year 2000 functionality; (3) remediation - reprogramming, or replacing where necessary, inventoried items to ensure they are Year 2000 ready; and (4) testing and certification - testing the code modifications and new inventory with other associated systems, including extensive date testing and performing quality assurance testing to ensure successful operation in the post-1999 environment. The Company shares the same IT systems as its parent Aetna Life Insurance and Annuity Company ("ALIAC"), and ALIAC is addressing those systems in a manner consistent with Aetna's plan. The following discussion, therefore, focuses on ALIAC's and Aetna's Year 2000 program.

Aetna has completed the inventory and assessment phases for substantially all of its IT systems and those of its subsidiaries, including those of the Company. The Company's IT systems are currently in the remediation and testing and certification phases. Aetna plans to complete the remediation of substantially all of its mission critical IT systems and those of its subsidiaries, including those of the Company, by year-end 1998, the remediation of their other IT systems by March 30, 1999, and the testing and certification of all of their IT systems by mid-1999.

Aetna is responsible for substantially all aspects of the Year 2000 issue as it relates to the Company's embedded systems. Aetna has inventoried and risk rated substantially all of its embedded systems and those of its subsidiaries, including those of the facilities the Company occupies. The results of these processes indicate that embedded systems should not present a material Year 2000 risk to the Company. Aetna's remaining steps include testing selected embedded systems and remediating and certifying systems that exhibit Year 2000 issues. Aetna is focusing its testing and remediation efforts on select embedded systems of its mission critical facilities such as data centers, service centers, communications centers and select office locations. Aetna plans to complete testing of these systems by mid-1999, and the remediation and certification of these systems by year-end 1999.

The Company believes that its Year 2000 project generally is on schedule.

External Relationships

The Company also faces the risk that one or more of its critical suppliers or customers ("external relationships") will not be able to interact with the Company due to the third party's inability to resolve its own Year 2000 issues, including those associated with its own external relationships. The Company has completed its inventory of external relationships and risk rated each external relationship based upon the potential business impact, available alternatives and cost of substitution. The Company is attempting to determine the overall Year 2000 readiness of its external relationships. In the case of mission critical suppliers such as banks, financial intermediaries (such as stock exchanges), telecommunications providers and other utilities, mutual fund companies, IT vendors and financial market data providers, the Company is engaged in discussions with the third parties and is attempting to obtain detailed information as to those parties' Year 2000 plans and state of readiness. The Company, however, does not have sufficient information at the current time to predict whether its external relationships will be Year 2000 ready.

Year 2000 Costs

Year 2000 project costs are not allocated to the Company.

Year 2000 compliance is critical to ALIAC and the Company. ALIAC has redeployed some resources from non-critical system enhancements to address Year 2000 issues. Due to the importance of IT systems to ALIAC's and the Company's business, management has not deferred mission critical systems enhancements to become Year 2000 ready. The Company does not expect these redeployments and deferrals to have a material impact on the Company's financial condition or results of operations.

Risks and Contingency/Recovery Planning

If the Company's Year 2000 issues were unresolved, potential consequences would include, among other possibilities, the inability to accurately and timely update customers' accounts, process financial transactions, price securities, bill customers, assess exposure to investment risks, determine liquidity requirements or report accurate data to management, shareholders, customers, regulators and others as well as business interruptions or shutdowns, financial losses, reputational harm, increased scrutiny by regulators and litigation related to Year 2000 issues. ALIAC is attempting to limit the potential impact of the Year 2000 by monitoring the progress of its own Year 2000 project and those of its and the Company's critical external relationships and by developing contingency/recovery plans. ALIAC cannot guarantee that it will be able to resolve all of its and the Company's Year 2000 issues. Any critical unresolved Year 2000 issues at the Company or its external relationships, however, could have a material adverse effect on the Company's results of operations, liquidity or financial condition.

ALIAC has begun to develop contingency/recovery plans aimed at ensuring the continuity of critical business functions before and after December 31, 1999. As part of that process, ALIAC has begun to develop reasonably likely failure scenarios for its critical IT systems and external relationships and the embedded systems in its critical facilities. Once these scenarios are identified, ALIAC will develop plans that are designed to reduce the impact on the Company, and provide methods of returning to normal operations, if one or more of those scenarios occur. ALIAC expects contingency/recovery planning to be substantially complete by September 1999.

See "Forward-Looking Information/Risk Factors" for factors that could cause actual Year 2000 results to differ from the Company's and ALIAC's expectations.

Forward-Looking Information/Risk Factors

The Private Securities Litigation Reform Act of 1995 (the "1995 Act") provides a "safe harbor" for forward-looking statements, so long as those statements are identified as forward-looking and are accompanied by meaningful cautionary statements identifying important factors that could cause actual results to differ materially from those discussed in the statement. The Company desires to take advantage of these safe harbor provisions.

Certain information contained in this management's analysis is forward-looking within the meaning of the 1995 Act or Securities and Exchange Commission rules including, but not limited to, the information that appears under the heading "Year 2000". Words such as expects, projects, anticipates, intends, plans, believes, seeks or estimates, or variations of such words and similar expressions are also intended to identify forward-looking statements. These forward-looking statements are subject to significant uncertainties and contingencies, many of which are beyond the control of the Company.

Set forth below are certain important factors that, in addition to general economic conditions and other factors, some of which are discussed under the headings "Business-Other Matters/Regulation", "Business-Other Matters/Forward-Looking Information" and "Management's Analysis of the Results of Operations-Year 2000" in the Company's 1997 Annual Report on Form 10-K, may affect the forward-looking statements and the Company's businesses generally.

Other Factors Affecting All of the Company's Businesses - Year 2000

Any critical unresolved Year 2000 issues at the Company or its external relationships could have a material adverse effect on the Company's results of operations, liquidity or financial condition. In addition, the Company's and ALIAC's expectations about the future costs and timely and successful completion of its Year 2000 program are subject to uncertainties that could cause actual results to differ materially from what has been discussed above under "Year 2000". Factors that could influence the amount of future costs and the completion dates and the effectiveness of remediation, testing and certification and contingency planning efforts include the following: ALIAC's success in identifying IT systems, and Aetna's success in identifying embedded systems, that contain two-digit year codes, the nature and amount of required reprogramming, testing and certification, the rate and magnitude of related labor and consulting costs, the availability of qualified personnel and the success of ALIAC's and the Company's external relationships in addressing their own Year 2000 issues. See "Year 2000".

PART II. OTHER INFORMATION

Item 1.  Legal Proceedings.

The Company is not currently involved in any material legal proceedings.


Item 5. Other Information

Ratings
-------

The Company's claims paying ratings are as follows:

                                                             Rating Agencies
                                      ------------------------------------------------------------
                                      A.M. Best     Duff & Phelps  Moody's Investors    Standard &
                                                                        Service           Poor's
                                      ------------------------------------------------------------
August 4, 1998  (1)                     A+               AA+             Aa3               AA-
November 3, 1998                        A                AA              Aa3               AA-

(1) As of August 4, 1998, A.M. Best ratings were on review and Duff & Phelps ratings were on credit watch or review for possible downgrade.


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

                                   AETNA INSURANCE COMPANY OF AMERICA
                                   (Registrant)


     November 13, 1998             By  _______________________________________
     -----------------                 Deborah Koltenuk
     (Date)                            Vice President and Treasurer, Corporate
                                        Controller (Chief Accounting Officer)