Form 10-K
period 1998-12-31
AETNA INSURANCE CO OF AMERICA
filed 1999-03-26
CIK 925988

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   Form 10-K

             Annual Report Pursuant to Section 13 or 15(d) of the
                        Securities Exchange Act of 1934


For the fiscal year ended December 31, 1998      Commission file number 33-81010


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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this
Form 10-K.    [ ]


As of February 28, 1999 there were 1,275 shares of common stock outstanding, par value $2,000 per share, all of which shares were held by Aetna Life Insurance and Annuity Company.


Reduced Disclosure Format

The registrant meets the conditions set forth in General Instruction I(1)(a) and
(b) of Form 10-K and is therefore filing this Form with the reduced disclosure format.

                       AETNA INSURANCE COMPANY OF AMERICA
    (A wholly owned subsidiary of Aetna Life Insurance and Annuity Company)
                           Annual Report on Form 10-K
                      For the Year Ended December 31, 1998


                                TABLE OF CONTENTS

                                                                                 PAGE
                                                                                 ----
                                      PART I
  Item 1.  Business ** ........................................................    3
  Item 2.  Properties ** ......................................................    7
  Item 3.  Legal Proceedings ..................................................    7
  Item 4.  Submission of Matters to a Vote of Security Holders* ...............    7

                                      PART II

  Item 5.  Market for Registrant's Common Equity and Related
            Stockholder Matters ...............................................    7
  Item 6.  Selected Financial Data * ..........................................    7
  Item 7.  Management's Analysis of the Results of Operations ** ..............    8
  Item 7A. Quantitative and Qualitative Disclosure About Market Risk ..........   16
  Item 8.  Financial Statements and Supplementary Data ........................   17
  Item 9.  Changes in and Disagreements with Accountants on Accounting
            and Financial Disclosure ..........................................   37

                                     PART III

  Item 10. Directors and Executive Officers of the Registrant * ...............   37
  Item 11. Executive Compensation * ...........................................   37
  Item 12. Security Ownership of Certain Beneficial Owners and
            Management * ......................................................   37
  Item 13. Certain Relationships and Related Transactions * ...................   37

                                      PART IV

  Item 14. Exhibits, Financial Statement Schedules, and Reports on Form
            8-K ...............................................................   37

  Index to Financial Statement Schedule .....................................     40
  Signatures ................................................................     43

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


Product and Services

The Company's products principally include annuity contracts that offer a variety of funding options for nonqualified annuity contracts and individual retirement plans qualified under Internal Revenue Code Section 408. These contracts may be deferred or immediate ("payout annuities").


Investment Options

The Company's products provide customers with variable and/or fixed investment options. Variable ("non-guaranteed") options provide for full assumption by the customer of investment risks. Assets supporting non-guaranteed variable options are held in separate accounts that invest in Aetna mutual funds and/or unaffiliated mutual funds. Aetna mutual funds include funds managed by Aeltus Investment Management, Inc. ("Aeltus"), an affiliate of the Company, and beginning in 1997, funds managed by outside investment advisors under subadvisory arrangements. Separate account investment income and realized capital gains and losses are not reflected in the Company's statements of income.

Fixed options can be either "fully guaranteed" or "experience rated". Fully guaranteed options provide guarantees on investment return, maturity values, and if applicable, benefit payments. Experience rated options require the customer to assume investment (including realized capital gains and losses) and other risks subject, among other things, to certain minimum guarantees. The effect of investment performance (as long as minimum guarantees are not triggered) does not impact the Company's results.


Fees and Investment Margins

Insurance charges or other fees earned by the Company, vary by product and depend, among other factors, on the funding option selected by the customer under the product. For variable products where assets are allocated to variable funding options, the Company may charge the separate account an asset based mortality and expense charge. In addition, when a customer selects an unaffiliated mutual fund as a variable funding option, the Company receives distribution fees and/or expense reimbursements. For fixed funding options, the Company derives an investment margin, which is based on the difference between income earned on the investments supporting the liability and interest credited to customers. Other fees or charges may be assessed depending on the nature of the products.

Assets Under Management

The substantial portion of fees or other charges and investment margins are based on assets under management. Assets under management are principally affected by deposits, investment growth (i.e., interest credited to customer accounts for fixed options or market performance for variable options) and persistency (i.e., customer retention). Assets under management, excluding net unrealized capital gains and losses related to market value adjustments required under Financial Accounting Standard ("FAS") No. 115, were $1.1 billion, $0.8 billion and $0.4 billion at December 31, 1998, 1997 and 1996, respectively. Assets under management are available for contractholder withdrawal and are subject to market value adjustments and/or deferred surrender charges.

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


Reserves, as described above, are computed amounts that, with additions from deposits to be received and with interest on such reserves compounded annually at assumed rates, are expected to be sufficient to meet the Company's policy obligations at their maturities or to pay expected death or retirement benefits or other withdrawal requests.

General Account Investments

Consistent with the nature of the contract obligations involved in the Company's operations, the majority of the general account assets are invested in long-term debt securities such as U.S. corporate debt securities, foreign government and corporate debt securities, commercial and multifamily mortgage-backed securities, other asset-backed securities and U.S. government securities. It is management's objective that the portfolios be of high quality while achieving competitive investment yields and returns. Investment portfolios generally match the duration of the insurance liabilities they support. The general account of the Company has been segmented to improve the asset/liability matching process. The duration of investments is monitored and security purchases and sales are executed with the objective of having adequate funds available to satisfy the Company's maturing liabilities. Aeltus is the advisor of General Account assets.

Please see the Management's Analysis of the Results of Operations--General Account Investments for a further discussion of investments.


Other Matters


a. Regulation

The Company's operations are subject to comprehensive regulation throughout the United States. The laws of the various jurisdictions establish supervisory agencies, including the state insurance departments, with broad authority to grant licenses to transact business and regulate many aspects of the products and services offered by the Company, as well as solvency and reserve adequacy. Many agencies also regulate investment activities on the basis of quality, diversification, and other quantitative criteria. The Company's operations and accounts are subject to examination at regular intervals by certain of these regulators.

Operations conducted by the Company are subject to regulation by various insurance agencies where the Company conducts business, in particular the Insurance Department of Connecticut. Among other matters, these agencies may regulate premium rates, trade practices, agent licensing, policy forms, and underwriting and claims practices.

The Securities and Exchange Commission ("SEC") and, to a lesser extent, the states regulate the sales and investment management activities and operations of the Company. Regulations of the SEC, Department of Labor and Internal Revenue Service also impact certain of the Company's annuity and other investment and retirement products. These products involve Separate Accounts and mutual funds registered under the Investment Company Act of 1940.


Insurance Holding Company Laws

A number of states, including Connecticut, regulate affiliated groups of insurers, such as the group to which the Company belongs, under holding company statutes. These laws, among other things, place certain restrictions on transactions between affiliates such as dividends and other distributions that may be paid to the Company's parent corporation. For information regarding payments of dividends by the Company, see "Liquidity & Capital Resources" in Management's Analysis of the Results of Operations and
Note 5 of Notes to Financial Statements.


Insurance Company Guaranty Fund Assessments

Under insurance guaranty fund laws existing in all states, insurers doing business in those states can be assessed (up to prescribed limits) for certain obligations of insolvent insurance companies to policyholders and claimants. The Company adopted Statement of Position 97-3, Accounting by Insurance and Other Enterprises for Insurance-related Assessments ("SOP 97-3"), in 1997. There was no after-tax charge to earnings for guaranty fund obligations for the year ended December 31, 1998. The after-tax cumulative effect charge to net income related to the adoption of SOP 97-3 was $0.5 million for the year ended December 31, 1997. The after-tax charge to earnings for guaranty fund obligations for the year ended December 31, 1996 was nominal. For information regarding certain other potential regulatory changes relating to the Company's businesses, see Management's Analysis of the Results of Operations--Forward-Looking Information/Risk Factors.


b. Ratings

The Company's claims paying ratings are as follows:



                                          Rating Agencies
                         --------------------------------------------------
                            A.M. Best   Duff &     Moody's      Standard &
                                        Phelps    Investors       Poor's
                                                   Service
---------------------------------------------------------------------------
November 3, 1998             A           AA          Aa3            AA-
February 1, 1999 (1)         A           AA          Aa3            AA-
---------------------------------------------------------------------------

(1) These ratings are currently under review by Standard & Poor's and Moody's Investors Service pending completion of their analysis of Aetna's pending Prudential health care acquisition. Standard & Poor's has the Company's rating on credit watch and Moody's Investors Service has the Company's rating on outlook negative.


c. New Accounting Standards

See Note 1 of Notes to the Financial Statements for discussion of recently issued accounting standards.


d. Miscellaneous

The Company utilizes the employees of Aetna and its affiliates (primarily ALIAC), and receives an expense allocation, at cost, based on the utilization of these employees.

The Company uses ALIAC's computer facilities. The Company's management believes that ALIAC's computer facilities, systems and related procedures are adequate to meet its business needs. ALIAC's data processing systems and backup and security policies, practices and procedures are regularly evaluated by ALIAC's management and internal auditors and are modified as considered necessary. See Management's Analysis of the Results of Operations for information regarding the Company's efforts to prepare its systems, applications and facilities to accommodate Year 2000 date-sensitive information.

The Company is not dependent upon any single customer and no single customer accounted for 10% or more of revenue in 1998. In addition, the loss of business from any one, or a few, independent brokers or agents would not have a material adverse effect on the earnings of the Company.


Item 2. Properties

The Company occupies office space that is owned or leased by Aetna Life Insurance Company or other affiliates. Expenses associated with these offices are allocated on a direct and indirect basis to the Company and the other subsidiaries of Aetna.


Item 3. Legal Proceedings

The Company is not currently involved in any material litigation.


Item 4. Submission of Matters to a Vote of Security Holders

Omitted pursuant to General Instruction I(2)(c) of Form 10-K.


                                    PART II


Item 5. Market for Registrant's Common Equity and Related Stockholder Matters

All of the Company's outstanding shares are owned by its parent company, ALIAC. For the years ended 1998, 1997 and 1996, the Company did not pay dividends to ALIAC. All dividends that may be paid to the shareholder in 1999 must have prior approval by the Insurance Commissioner of the State of Connecticut. See Note 5 of Notes to Financial Statements for more information on dividend restrictions.

The Company has entered into support agreements with ALIAC under which ALIAC has agreed to cause the Company to have sufficient capital to meet a certain capital and surplus level. The Company received capital contributions relating to these agreements of $15 million, $20 million and $20 million from ALIAC in 1998, 1997 and 1996, respectively.


Item 6. Selected Financial Data

Omitted pursuant to General Instruction I(2)(a) of Form 10-K.

Item 7. Management's Analysis of the Results of Operations


Management's narrative analysis of the results of operations is presented in lieu of Management's Discussion and Analysis of Financial Condition and Results of Operations, pursuant to General Instruction I(2)(a) of Form 10-K.


Results of Operations

(Millions)                                                               1998         1997         1996
---------------------------------------------------------------------------------------------------------
Charges assessed against policyholders                                 $   11.5      $   6.1      $   1.3
Net investment income                                                      10.4          7.1          1.5
Net realized capital gains (losses)                                        (0.2)         0.1           --
Other income                                                                0.6          0.2          0.1
---------------------------------------------------------------------------------------------------------
  Total revenue                                                            22.3         13.5          2.9
---------------------------------------------------------------------------------------------------------
Current and future benefits                                                 9.0          6.5          1.7
Operating expenses                                                          6.2          3.7          2.4
Amortization of deferred policy acquisition costs                           3.9          0.8          0.2
---------------------------------------------------------------------------------------------------------
  Total benefits and expenses                                              19.1         11.0          4.3
---------------------------------------------------------------------------------------------------------
Income (loss) before income taxes (benefits) and cumulative
  effect adjustment                                                         3.2          2.5         (1.4)
Income taxes (benefits)                                                     0.6          0.8         (0.7)
---------------------------------------------------------------------------------------------------------
Income (loss) before cumulative effect adjustment                           2.6          1.7         (0.7)
---------------------------------------------------------------------------------------------------------
Cumulative effect adjustment, net of tax                                     --          0.5           --
---------------------------------------------------------------------------------------------------------
Net income (loss)                                                      $    2.6      $   1.2      $  (0.7)
=========================================================================================================
Net realized capital gains (losses), net of tax (included above)       $   (0.1)     $   0.1      $    --
=========================================================================================================
Deposits not included above:
 Annuities--fixed options                                              $   73.8      $ 161.7      $ 157.0
 Annuities--variable options                                              168.4        231.0        151.3
---------------------------------------------------------------------------------------------------------
  Total                                                                $  242.2      $ 392.7      $ 308.3
=========================================================================================================
Assets under management: (1)
 Annuities--fixed options (2)                                          $  251.3      $ 257.8      $ 148.9
 Annuities--variable options (3)                                          891.4        560.7        218.9
---------------------------------------------------------------------------------------------------------
  Total (4)                                                            $1,142.7      $ 818.5      $ 367.8
=========================================================================================================

(1) Excludes net unrealized capital gains of $4.1 million and $2.1 million at December 31, 1998 and 1997, respectively. Net unrealized capital gains at December 31, 1996 were immaterial.
(2) Includes $101.9 million, $114.2 million and $84.3 million related to the assets supporting a guaranteed interest option at December 31, 1998, 1997 and 1996, respectively.
(3) Includes $689.1 million, $448.5 million and $203.6 million at December 31, 1998, 1997 and 1996, respectively, of assets held and managed by unaffiliated mutual funds.
(4) Includes $359.6 million, $257.8 million and $148.9 million of assets managed by Aeltus at December 31, 1998, 1997 and 1996, respectively, and includes $94.0 million, $112.2 million and $15.3 million of assets managed by its parent, ALIAC, at December 31, 1998, 1997 and 1996, respectively.


The Company's net income increased $1.4 million and $1.9 million in 1998 and 1997, respectively. Net income in 1997 included a charge for a cumulative effect adjustment, net of tax, of $0.5 million related to a change in the accounting for guaranty fund and other insurance related assessments (see Note 1 of Notes to Financial Statements). Excluding net realized capital gains or losses and the 1997 cumulative effect adjustment, the Company reported earnings of $2.7 million and $1.6 million in 1998 and 1997, respectively, and a loss of $0.7 million in 1996. Earnings increased for both 1998 and 1997 due to increased fee income from higher levels of assets under management partially offset by increased operating expenses.

Despite a decrease in deposits in 1998 due to a decrease in sales (see "Outlook" below), assets under management increased by $324 million for the year. The increase in 1998 was primarily due to appreciation in the stock market. In 1997, assets under management increased by $451 million due to additional net deposits (deposits less surrenders) and appreciation in the stock market.


Outlook

The Company anticipates that, in the near term, it will cease marketing certain products. The Company will continue to accept additional contributions into existing contracts and will continue to maintain existing contracts. There is a possibility that the Company will be marketing new products. Although there has been a reduction in sales during the year, if new products are marketed, it is expected that sales will increase.


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

The Company's invested assets were comprised of the following:


(Millions)                                                December 31, 1998    December 31, 1997
------------------------------------------------------------------------------------------------
Debt securities, available for sale, at fair value             $ 142.3              $ 137.9
Nonredeemable preferred stock                                      3.0                   --
------------------------------------------------------------------------------------------------
  Total Investments                                            $ 145.3              $ 137.9
================================================================================================

Debt Securities

At December 31, 1998 and 1997, $133.4 million and $129.3 million (94% for both years), respectively, of total debt securities supported experience rated products.

It is management's objective that the portfolio of debt securities be of high quality and be well-diversified by market sector. The debt securities in the Company's portfolio are generally rated by external rating agencies, and, if not externally rated, are rated by the Company on a basis believed to be similar to that used by the rating agencies. The average quality rating of the Company's debt security portfolio at December 31, 1998 and 1997 was AA-.

The percent of total debt securities investments by quality ratings is as follows:


                 December 31, 1998    December 31, 1997
-------------------------------------------------------
AAA                   38.4%                 49.6%
AA                     8.5                   6.0
A                     33.5                  26.2
BBB                   19.6                  17.7
B & Below               --                   0.5
                 ---------------------------------------
                     100.0%                100.0%
                 =======================================

The percent of total debt securities investments by market sector is as follows:


                                                        December 31, 1998     December 31, 1997
-----------------------------------------------------------------------------------------------
U.S. Corporate Securities                                     56.7%                 41.5%
U.S. Treasuries/Agencies                                      16.4                  28.2
Commercial/Multifamily Mortgage-Backed Securities              7.4                   6.3
Residential Mortgage-Backed Securities                         6.9                   7.4
Foreign Securities--U.S. Dollar Denominated                    6.3                   8.9
Asset-Backed Securities                                        6.3                   7.7
                                                       ---------------------------------------
                                                             100.0%                100.0%
                                                        =======================================

Risk Management and Market Sensitive Instruments

The Company regularly evaluates the appropriateness of investments relative to its management approved investment guidelines (and operates within those guidelines) and the business objective of the portfolios. The Company manages interest rate risk by seeking to maintain a tight duration band, while credit risk is managed by maintaining high average quality ratings and diversified sector exposure within the debt securities portfolio. In connection with its investment and risk management objectives, the Company also uses financial instruments whose market value is at least partially determined by, among other things, levels of or changes in domestic interest rates (short-term or long-term), duration, prepayment rates, or credit ratings/spreads.

The risks associated with investments supporting experience rated annuity products are assumed by those contractholders, not by the Company (subject to, among other things, certain minimum guarantees). Risks associated with the investments and liabilities related to experience rated annuity products are not included in the sensitivity analysis presented below.

The following discussion about the Company's risk management activities includes forward-looking statements that involve risk and uncertainties. Set forth below are management's projections of hypothetical net losses in fair value of shareholder's equity of the Company's market sensitive instruments if certain assumed changes in market rates were to occur (sensitivity analysis). These instruments are not leveraged and are held for purposes other than trading. While the Company believes that the assumed market rate changes are reasonably possible in the near term, actual results may differ, particularly as a result of any management actions that would be taken to mitigate such hypothetical losses in fair value of shareholder's equity. Based on the Company's overall exposure to interest rate risk, the Company believes that these changes in market rates would not materially affect the near-term financial position, results of operations or cash flows of the Company.


Interest Rate Risk

Assuming an immediate increase of 100 basis points in interest rates the net hypothetical loss in fair value of shareholder's equity related to financial instruments is estimated to be $0.1 million (after-tax), (0.1% of total shareholder's equity) at December 31, 1998 and $0.2 million (after-tax), (0.4% of total shareholder's equity) at December 31, 1997. The Company believes that an interest rate shift of this magnitude represents a moderately adverse scenario, and is approximately equal to the historical annual volatility of interest rate movements for the Company's intermediate term available for sale debt securities. The Company has included corresponding changes in certain insurance liabilities in this sensitivity analysis.

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


Liquidity and Capital Resources

Generally, the Company meets its operating requirements by maintaining appropriate levels of liquidity in its investment portfolio and using overall cash flows from deposits, income received on investments and capital contributions. Cash provided from these sources was used primarily for operating expenses and to fund contract withdrawals.

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

The Company has significant short-term liquidity supporting its business. At year-end 1998, cash and cash equivalents were $17 million.

Given the high quality of the debt securities portfolio (see "General Account Investments"), management expects the vast majority of the Company's investments in debt securities to be repaid in accordance with contractual terms. In addition, most of the debt securities in the portfolio are highly marketable and can be sold to enhance cash flow before maturity. The Company has no debt.

All dividends that may be paid to the shareholder in 1999 must have prior approval by the Insurance Commissioner of the State of Connecticut. See Note 5 of Notes to Financial Statements for more information on dividend restrictions.

The Company has entered into support agreements with ALIAC under which ALIAC has agreed to cause the Company to have sufficient capital to meet a certain capital and surplus level. The Company received capital contributions relating to these agreements of $15 million, $20 million and $20 million from ALIAC in 1998, 1997 and 1996, respectively.

See "Statements of Cash Flows" for additional information.


Year 2000

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


State of Readiness

In 1997, the Company's ultimate parent, Aetna Inc., organized a multi-disciplinary Year 2000 Project Team that includes outside consultants. The Year 2000 Project Team and Aetna's businesses and subsidiaries, including the Company, have developed and are currently executing a comprehensive plan designed to make their mission-critical IT systems and embedded systems Year 2000 ready. Outside consultants have reviewed Aetna's overall process, plan and progress to date. Aetna's plan for IT systems consists of several phases: (i) inventory--identifying all IT systems and risk rating each according to its potential business impact; (ii) assessment--identifying IT systems that use date functions and assessing them for Year 2000 functionality; (iii) remediation-- reprogramming, or replacing where necessary, inventoried items to make them Year 2000 ready; and (iv) testing and certification--testing the code modifications and new inventory with other associated systems, including extensive date testing and performing quality assurance testing to determine if they will successfully operate in the post-1999 environment. The Company shares the same IT systems as its parent, ALIAC, which is addressing those systems in a manner consistent with Aetna's plan. The following discussion, therefore, focuses on ALIAC's and Aetna's Year 2000 program.

Aetna completed the inventory and assessment phases for substantially all of its IT systems and those of its subsidiaries, including those of the Company, by year-end 1997. The Company's IT systems are currently in the remediation and testing and certification phases. Aetna has completed the remediation of substantially all of its mission-critical IT systems and those of its subsidiaries, including those of the Company, and is scheduled to complete the remediation of its and their other IT systems by March 30, 1999, and the testing and certification of all of its and their IT systems by mid-1999.

Aetna is handling substantially all aspects of the Year 2000 issue as it relates to the Company's embedded systems. Aetna has inventoried and risk rated substantially all of its embedded systems and those of its subsidiaries, including those of the facilities the Company occupies. The results of these processes indicate that embedded systems should not present a material Year 2000 risk to the Company. Aetna's remaining steps include testing selected embedded systems and remediating and certifying systems that exhibit Year 2000 issues. Aetna is focusing its testing and remediation efforts on select embedded systems of its mission-critical facilities such as data centers, service centers, communications centers and select office locations. Aetna plans to complete testing of these systems by mid-1999, and the remediation and certification of these systems by year-end 1999.

The Company believes that its Year 2000 project generally is on schedule.


External Relationships

The Company also faces the risk that one or more of its critical suppliers or customers ("external relationships") will not be able to interact with the Company due to the third party's inability to resolve its own Year 2000 issues, including those associated with its own external relationships. The Company has completed its inventory of external relationships and risk rated each external relationship based upon the potential business impact, available alternatives and cost of substitution. The Company is attempting to determine the overall Year 2000 readiness of its external relationships. In the case of mission-critical suppliers such as banks, financial intermediaries (such as stock exchanges), telecommunications providers and other utilities, mutual fund companies, IT vendors and financial market data providers, either Aetna or the Company is engaged in discussions with the third parties and is attempting to obtain detailed information as to those parties' Year 2000 plans and state of readiness. The Company, however, does not have sufficient information at the current time to predict whether its external relationships will be Year 2000 ready.


Year 2000 Costs


Year 2000 project costs are not allocated to the Company.

Year 2000 readiness is critical to ALIAC and the Company. ALIAC has redeployed some resources from non-critical system enhancements to address Year 2000 issues. Due to the importance of IT systems to ALIAC's and the Company's business, management has not deferred mission-critical systems enhancements to become Year 2000 ready. The Company does not expect these redeployments and deferrals to have a material impact on the Company's financial condition or results of operations.

Risks and Contingency/Recovery Planning

If the Company's Year 2000 issues were unresolved, potential consequences would include, among other possibilities, the inability to accurately and timely update customers' accounts, process financial transactions, price securities, bill customers, assess exposure to investment risks, determine liquidity requirements or report accurate data to management, shareholders, customers, regulators and others; as well as business interruptions or shutdowns; financial losses; reputational harm; increased scrutiny by regulators; and litigation related to Year 2000 issues. ALIAC is attempting to limit the potential impact of the Year 2000 by monitoring the progress of its own Year 2000 project and those of its and the Company's critical external relationships and by developing contingency/recovery plans. ALIAC cannot guarantee that it will be able to resolve all of its and the Company's Year 2000 issues. Any critical unresolved Year 2000 issues at ALIAC or the Company or their external relationships, however, could have a material adverse effect on the Company's results of operations, liquidity or financial condition.

ALIAC has begun to develop contingency/recovery plans aimed at effecting the continuity of critical business functions before and after December 31, 1999. As part of that process, ALIAC has begun to develop reasonably possible failure scenarios for its critical IT systems and external relationships and the embedded systems in its critical facilities. Once these scenarios are identified, ALIAC will develop plans that are designed to reduce the impact on the Company, and provide methods of returning to normal operations, if one or more of those scenarios occur. ALIAC expects contingency/recovery planning to be substantially complete by September 1999.

See "Forward-Looking Information/Risk Factors" for factors that could cause actual Year 2000 results to differ from ALIAC's and the Company's expectations.


Forward-Looking Information/Risk Factors

The Private Securities Litigation Reform Act of 1995 (the "1995 Act") provides a "safe harbor" for forward-looking statements, so long as (1) those statements are identified as forward-looking, and (2) the statements are accompanied by meaningful cautionary statements that identify important factors that could cause actual results to differ materially from those discussed in the statement. The Company wants to take advantage of these safe harbor provisions.


Certain information contained in this Management's Analysis of the Results of Operations is forward-looking within the meaning of the 1995 Act or SEC rules. This information includes, but is not limited to: (1) the information that appears under the headings "Outlook" in the discussion of results of the Company's continuing operations, (2) "General Account Investments-Risk Management and Market Sensitive Instruments" and (3) "Year 2000". In writing this Management's Analysis, the following words or variations of such words and similar expressions were used and were intended to identify forward-looking statements:

                         o Expects          o Plans
                         o Projects         o Believes
                         o Anticipates      o Seeks
                         o Intends          o Estimates

These forward-looking statements rely on a number of assumptions concerning future events, and are subject to significant uncertainties and contingencies, many of which are outside the control of the Company, that could cause actual results to differ materially from these statements. Undue reliance should not be placed on these forward-looking statements. The Company disclaims any intention or obligation to update or revise forward-looking statements, whether as a result of new information, future events or otherwise.

Set forth below are certain important risk factors that, in addition to general economic conditions and other factors, some of which are discussed elsewhere in this report, may affect forward-looking statements and the Company's business generally.

Significant changes in financial markets could affect earnings. Significant changes in financial markets could impact the level of assets under management in the Company's businesses, and, in turn, the Company's level of asset-based fees. For example, significant increases in interest rates or decreases in equity markets would directly affect the level of assets under management and, in addition, may increase the level of withdrawals and decrease the level of deposits by customers. Customers under those circumstances may seek to diversify among asset managers or seek investment alternatives not offered by the Company. Significant declines in the value of investments may also affect the Company's ability to pass through investment losses to certain experience rated customers, whether due to triggering minimum guarantees or other business reasons.

Decreases in ratings could affect assets under management. Decreases in the claims-paying ratings of the Company could have the effect of decreasing new sales and deposits and increasing withdrawals and surrenders in the Company's businesses, which would adversely affect the level of asset-based fees. The claims paying ratings of the Company are currently under review by certain rating agencies pending completion of their analysis of Aetna's pending Prudential health care acquisition.

Early withdrawal of assets could affect earnings. The Company incurs up-front costs, such as commissions, when it sells annuity products and generally defers and recognizes these costs over time. As a result, the retention of assets under these products is an important component of profitability. The Company generally seeks to structure its products and sales to encourage retention of assets under management or recover costs through surrender charges, higher credited rates to customers if the Company retains the assets for longer periods, paying renewal commissions, paying service fees or other terms. However, if customers withdraw assets earlier than the Company anticipated when it priced its products, it would adversely affect profitability. The Company may also experience competitive pressure to lower margins.

Retention of key senior executives is important to operations. The Company's success is dependent, in part, on Aetna's ability to attract and retain key senior executives. Aetna has entered into employment agreements with certain of these executives, although an employment agreement does not guarantee that an executive's services with Aetna or the Company will continue.

Adverse changes in regulation could affect the operations of the Company's businesses. The Company's businesses are subject to comprehensive regulation. These businesses could be adversely affected by:

o increases in minimum net capital and other financial viability requirements for insurance operations.

o removal of barriers preventing banks from engaging in insurance and mutual fund businesses.

o changes in the taxation of insurance companies.

o changes in the tax treatment of annuity and other insurance products as well as changes in capital gains tax rates. Certain of these changes should they occur could affect the attractiveness to customers of the Company's annuity products compared to investment alternatives offered by our competitors.

Successful completion of the Company's Year 2000 project is important to operations. If ALIAC does not resolve critical Year 2000 issues, or if third parties with whom the Company has external relationships do not resolve critical Year 2000 issues, then those issues could have a material adverse effect on ALIAC's and the Company's results of operations, liquidity or financial condition. In addition, ALIAC's and the Company's expectations about the future costs and timely and successful completion of ALIAC's Year 2000 program are subject to uncertainties that could cause actual results to differ materially from what has been discussed above under "Year 2000". Factors that could influence the amount of future costs and the completion dates and effectiveness of remediation, testing and certification and contingency planning efforts include ALIAC's success in identifying IT systems, and Aetna's success in identifying embedded systems, that contain two-digit year codes, the nature and amount of required reprogramming, testing and certification, the rate and magnitude of related labor and consulting costs, the availability of qualified personnel and the success of ALIAC's and the Company's external relationships in addressing their own Year 2000 issues. See "Year 2000".

Litigation can increase expenses. Litigation also could adversely affect the Company, both through costs of defense and adverse results or settlements. See
Note 13 of Notes to Financial Statements and Item 3 of this Form 10-K for information regarding litigation.


Item 7A. Quantitative and Qualitative Disclosure About Market Risk

See "General Account Investments" in Management's Analysis of the Results of Operations.

Item 8. Financial Statements and Supplementary Data.

                          Index to Financial Statements



                                                                      Page
                                                                      ----
Independent Auditors' Report                                          18

Financial Statements:

   Statements of Income for the Years Ended December 31, 1998,
    1997 and 1996                                                     19

   Balance Sheets as of December 31, 1998 and 1997                    20

   Statements of Changes in Shareholder's Equity for the Years
    Ended December 31, 1998, 1997 and 1996                            21

   Statements of Cash Flows for the Years Ended December 31, 1998,
    1997 and 1996                                                     22

   Notes to Financial Statements                                      23

                         Independent Auditors' Report


The Shareholder and Board of Directors
Aetna Insurance Company of America:

We have audited the accompanying balance sheets of Aetna Insurance Company of America as of December 31, 1998 and 1997, and the related statements of income, changes in shareholder's equity, and cash flows for each of the years in the three-year period ended December 31, 1998. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Aetna Insurance Company of America at December 31, 1998 and 1997, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 1998, in conformity with generally accepted accounting principles.

As discussed in Note 1 to the financial statements, in 1997, the Company changed its method for accounting for guaranty-fund and other insurance related assessments.


                                      /s/ KPMG LLP


Hartford, Connecticut
March 24, 1999

                       AETNA INSURANCE COMPANY OF AMERICA
    (A wholly owned subsidiary of Aetna Life Insurance and Annuity Company)

                              Statements of Income
                                   (Millions)


                                                              Years Ended December 31,
                                                        ----------------------------------
                                                          1998          1997         1996
                                                        --------      -------      -------
Revenue:
 Charges assessed against policyholders                 $   11.5      $   6.1      $   1.3
 Net investment income                                      10.4          7.1          1.5
 Net realized capital gains (losses)                        (0.2)         0.1           --
 Other income                                                0.6          0.2          0.1
                                                        --------      -------      -------
  Total revenue                                             22.3         13.5          2.9

Benefits and expenses:
 Current and future benefits                                 9.0          6.5          1.7
 Operating expenses                                          6.2          3.7          2.4
 Amortization of deferred policy acquisition costs           3.9          0.8          0.2
                                                        --------      -------      -------
  Total benefits and expenses                               19.1         11.0          4.3

Income (loss) before income taxes (benefits)
  and cumulative effect adjustment                           3.2          2.5         (1.4)
Income taxes (benefits)                                      0.6          0.8         (0.7)
                                                        --------      -------      -------
Income (loss) before cumulative effect
  adjustments                                                2.6          1.7         (0.7)
Cumulative effect adjustment, net of tax                      --          0.5           --
                                                        --------      -------      -------
Net income (loss)                                       $    2.6      $   1.2     $   (0.7)
                                                        ========      =======     ========

See Notes to Financial Statements.

                       AETNA INSURANCE COMPANY OF AMERICA
     (A wholly owned subsidiary of Aetna Life Insurance and Annuity Company)

                                 Balance Sheets
                          (Millions, except share data)


                                                                        December 31,        December 31,
                                                                            1998                1997
                                                                     -----------------   -----------------
                               Assets
Investments:
 Debt securities, available for sale, at fair value
  (amortized cost: $138.2 and $135.8)                                  $     142.3          $    137.9
 Equity securities, available for sale
  Nonredeemable preferred stock (amortized cost: $3.1)                         3.0                  --
Cash and cash equivalents                                                     16.5                12.5
Deferred policy acquisition costs                                             59.9                45.4
Accrued investment income                                                      2.1                 2.0
Premiums due and other receivables                                            13.3                 1.6
Deferred tax asset                                                              --                 2.1
Income taxes receivable                                                         --                 1.4
Other assets                                                                   0.4                 2.5
Separate Accounts assets                                                   1,008.0               676.7
                                                                       -----------          ----------
    Total assets                                                       $   1,245.5          $    882.1
                                                                       ===========          ==========
                     Liabilities and Shareholder's Equity
Liabilities:
 Policyholders' funds left with the Company                            $     153.2          $    145.6
 Other liabilities                                                            13.3                 6.8
 Due to parent and affiliates                                                  0.9                 0.8
 Income taxes
  Current                                                                      0.1                  --
  Deferred                                                                     0.7                  --
 Separate Accounts liabilities                                             1,006.5               676.7
                                                                       -----------          ----------
     Total liabilities                                                     1,174.7               829.9
                                                                       -----------          ----------
Shareholder's equity:
 Common capital stock, par value $2,000 (1,275 shares authorized,
  issued and outstanding)                                                      2.5                 2.5
 Paid-in capital                                                              62.5                47.5
 Accumulated other comprehensive income                                        1.2                 0.2
 Retained earnings                                                             4.6                 2.0
                                                                       -----------          ----------
     Total shareholder's equity                                               70.8                52.2
                                                                       -----------          ----------
    Total liabilities and shareholder's equity                         $   1,245.5          $    882.1
                                                                       ===========          ==========

See Notes to Financial Statements.

                       AETNA INSURANCE COMPANY OF AMERICA
    (A wholly owned subsidiary of Aetna Life Insurance and Annuity Company)

                 Statements of Changes in Shareholder's Equity
                                   (Millions)


                                                               Years Ended December 31,
                                                   ------------------------------------------------
                                                        1998             1997             1996
                                                   --------------   --------------   --------------
Shareholder's equity, beginning of year            $      52.2      $      31.3      $      12.1

Comprehensive income:
 Net income (loss)                                         2.6              1.2             (0.7)
 Other comprehensive income (loss), net of tax
  Unrealized gains (losses), on securities
   ($1.5 million, $0.0 million and $(0.1)
   million, pretax)                                        1.0               --             (0.1)
                                                   -----------      -----------      -----------
    Total comprehensive income (loss)                      3.6              1.2             (0.8)
                                                   -----------      -----------      -----------

Capital contributions                                     15.0             20.0             20.0

Other changes                                               --             (0.3)              --
                                                   -----------      -----------      -----------

 Shareholder's equity, end of year                  $      70.8      $      52.2      $      31.3
                                                    ===========      ===========      ===========

See Notes to Financial Statements.

                       AETNA INSURANCE COMPANY OF AMERICA
    (A wholly owned subsidiary of Aetna Life Insurance and Annuity Company)

                            Statements of Cash Flows
                                   (Millions)

                                                                        Years Ended December 31,
                                                                  -------------------------------------
                                                                     1998         1997          1996
                                                                  ----------   ----------   -----------
Cash Flows from Operating Activities:
Net income (loss)                                                  $   2.6      $    1.2     $   (0.7)
Adjustments to reconcile net income (loss) to net cash
 used for operating activities:
  Net amortization of discount on debt securities                     (0.1)         (0.4)        (0.1)
                                                                   -------      --------     --------
   Cash flows provided by (used for) operating activities
    and net realized capital (gains) losses before changes
    in assets and liabilities                                          2.5           0.8         (0.8)
  Net realized capital (gains) losses                                  0.2          (0.1)          --
                                                                   -------      --------     --------
   Cash flows provided by (used for) operating activities
    before changes in assets and liabilities                           2.7           0.7         (0.8)
     Changes in assets and liabilities:
      Increase in accrued investment income                           (0.1)         (1.7)        (0.2)
      Increase in deferred policy acquisition costs                  (14.5)        (24.3)       (19.0)
      Net change in amounts due to/from parent and affiliates          0.9           0.5          0.2
      Net (decrease) increase in other assets and liabilities         (2.2)          0.9           --
      Net change in income taxes                                       2.4          (1.4)        (2.7)
                                                                   -------      --------     --------
       Net cash used for operating activities                        (10.8)        (25.3)       (22.5)
                                                                   -------      --------     --------
Cash Flows from Investing Activities:
 Proceeds from sales of:
  Debt securities available for sale                                  27.8          16.6          2.5
 Investment maturities and repayments of:
  Debt securites available for sale                                    3.4           3.2           --
  Short-term investments                                                --           1.0           --
 Cost of investment purchases in:
  Debt securities available for sale                                 (36.8)       (132.8)       (16.7)
  Short-term investments                                                --          (1.0)          --
                                                                   -------      --------     --------
       Net cash used for investing activities                         (5.6)       (113.0)       (14.2)
                                                                   -------      --------     --------
Cash Flows from Financing Activities:
 Deposits and interest credited for investment contracts              19.7          84.7         65.0
 Withdrawals of investment contracts                                 (14.3)         (5.7)        (0.4)
 Capital contributions                                                15.0          20.0         20.0
                                                                   -------      --------     --------
       Net cash provided by financing activities                      20.4          99.0         84.6
                                                                   -------      --------     --------
Net increase (decrease) in cash and cash equivalents                   4.0         (39.3)        47.8
Cash and cash equivalents, beginning of year                          12.5          51.8          4.0
                                                                   -------      --------     --------
Cash and cash equivalents, end of year                             $  16.5      $   12.5     $   51.8
                                                                   =======      ========     ========
Supplemental cash flow information:
 Income taxes (received) paid, net                                 $  (3.3)     $    1.5     $    1.9
                                                                   =======      ========     ========

See Notes to Financial Statements.

Notes to Financial Statements

1. Summary of Significant Accounting Policies

   Aetna Insurance Company of America (the "Company") is a provider of financial services in the United States. The Company is a wholly owned subsidiary of Aetna Life Insurance and Annuity Company ("ALIAC"). ALIAC is a wholly owned subsidiary of Aetna Retirement Holdings, Inc. ("HOLDCO"). HOLDCO is a wholly owned subsidiary of Aetna Retirement Services, Inc., whose ultimate parent is Aetna Inc. ("Aetna").


   Basis of Presentation

   These financial statements have been prepared in conformity with generally accepted accounting principles. Certain reclassifications have been made to 1997 and 1996 financial information to conform to the 1998 presentation.


   New Accounting Standards


   Disclosures about Segments of an Enterprise and Related Information


   As of December 31, 1998, the Company adopted Financial Accounting Standard ("FAS") No. 131, Disclosures about Segments of an Enterprise and Related Information. This statement establishes standards for the reporting of information relating to operating segments. This statement supersedes FAS No. 14, Financial Reporting for Segments of a Business Enterprise, which requires reporting segment information by industry and geographic area (industry approach). Under FAS No. 131, operating segments are defined as components of a company for which separate financial information is available and is used by management to allocate resources and assess performance (management approach). The adoption of this statement did not change the composition or the results of operations of the operating segment of the Company, which are consistent with the management approach.


   Accounting for the costs of Computer Software Developed and Obtained for Internal Use

   On January 1, 1998, the Company adopted Statement of Position ("SOP") 98-1, Accounting for the costs of Computer Software Developed or Obtained for Internal Use, issued by the American Institute of Certified Public Accountants ("AICPA"). This statement requires that certain costs incurred in developing internal-use computer software (in process at, and subsequent to the adoption date) be capitalized, and provides guidance for determining whether computer software is considered to be for internal use. The Company will amortize these costs over a period of 3 to 5 years. Previously, the Company expensed the cost of internal-use computer software as incurred. The Company did not receive any allocation of benefits due to the adoption of this statement.


   Accounting for Transfers and Servicing of Financial Assets and
   Extinguishments of Liabilities

   In June 1996, the Financial Accounting Standard Board ("FASB") issued No. 125 , Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities, that provides accounting and reporting standards for transfers of financial assets and extinguishments of liabilities. FAS No. 125 was effective for 1997 financial statements, however, certain provisions relating to accounting for repurchase agreements and securities lending are not effective until January 1, 1998. The adoption of those provisions effective in 1998 did not have a material effect on the Company's financial position or results of operations.


   Accounting by Insurance and Other Enterprises for Insurance-Related
   Assessments

   In 1997, the Company adopted the AICPA's SOP 97-3, Accounting by Insurance and Other Enterprises for Insurance-Related Assessments, effective as of January 1, 1997. This statement required that the Company recognize a liability for guaranty-fund and other insurance related assessments when such assessments were probable and could not be reasonably estimated. A cumulative effect charge of $0.5 million, net of taxes of $0.3 million, related to the adoption of this statement is reflected in the 1997 Statements of Income. There was no after-tax charge to earnings for guaranty fund obligations for the year ended December 31, 1998.


   Future Application Accounting Standards


   Accounting for Derivative Instruments and Hedging Activities

   In June 1998, the Financial Accounting Standards Board issued FAS No. 133, Accounting for Derivative Instruments and Hedging Activities. This standard requires companies to record all derivatives on the balance sheet as either assets or liabilities and measure those instruments at fair value. The manner in which companies are to record gains or losses resulting from changes in the values of those derivatives depends on the use of the derivative and whether it qualifies for hedge accounting. This standard is effective for the Company's financial statements beginning January 1, 2000, with early adoption permitted. The Company is currently evaluating the impact of adoption of this statement and the potential effect on its financial position and results of operations.


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

   Investments

   Debt and equity securities are classified as available for sale and carried at fair value. These securities are written down (as realized capital losses) for other than temporary declines in value. Unrealized capital gains and losses related to available for sale investments, other than amounts allocable to experience-rated contractholders, are reflected in shareholder's equity, net of related taxes.

   Fair values for debt and equity securities are based on quoted market prices or dealer quotations. Where quoted market prices or dealer quotations are not available, fair values are measured utilizing quoted market prices for similar securities or by using discounted cash flow methods. Cost for mortgage-backed securities is adjusted for unamortized premiums and discounts, which are amortized using the interest method over the estimated remaining term of the securities, adjusted for anticipated prepayments.

   The Company engages in securities lending whereby certain securities from its portfolio are loaned to other institutions for short periods of time. Initial collateral, primarily cash, is required at a rate of 102% of the market value of a loaned domestic security and 105% of the market value of a loaned foreign security. The collateral is deposited by the borrower with a lending agent, and retained and invested by the lending agent according to the Company's guidelines to generate additional income. The market value of the loaned securities is monitored on a daily basis with additional collateral obtained or refunded as the market value of the loaned securities fluctuates. At December 31, 1998 and 1997, the Company had no securities out on loan.

   Purchases and sales of debt and equity securities are recorded on the trade date.

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


   Reserves

   Policyholders' funds left with the Company include reserves for deferred annuity investment contracts and immediate annuities without life contingent payouts. Reserves on such contracts are equal to cumulative deposits less charges and withdrawals plus credited interest thereon (rates range from 3.00% to 8.10% for all years presented), net of adjustments for investment experience that the Company is entitled to reflect in future credited interest. Reserves on contracts subject to experience rating reflect the rights of contractholders, plan participants and the Company. These reserves also include unrealized gains/losses related to FAS No. 115. Reserves on contracts subject to experience rating reflect the rights of contractholders, plan participants and the Company.


   Charges Assessed Against Policyholders and Other Income

   Charges assessed against policyholders' funds for surrender charges, actuarial margin and other fees are recorded as revenue when earned. Other amounts received for these contracts are reflected as deposits and are not recorded as revenue.


   Separate Accounts

   Assets held under variable annuity contracts are segregated in Separate Accounts and are invested, as designated by the contractholder (who bears the investment risk subject, in some cases, to minimum guarantee) in shares of mutual funds that are managed by Aeltus Investment Management, Inc. ("Aeltus") or other selected mutual funds not managed by Aeltus.

   As of December 31, 1998 Separate Accounts assets are carried at fair value. At December 31, 1998, unrealized gains of $1.0 million, after taxes, on assets supporting the guaranteed interest option are reflected in shareholder's equity. At December 31, 1997, Separate Accounts assets supporting the guaranteed interest option were carried at an amortized cost of $90.8 million (fair value $91.5 million). Separate Accounts liabilities are carried at fair value, except those relating to the guaranteed interest option. Reserves relating to the guaranteed interest option are maintained at fund value and reflect interest credited at rates ranging from 3.00% to 8.10% in 1998 and 4.10% to 8.00% in 1997.

   Separate Accounts assets and liabilities are shown as separate captions in the Balance Sheets. Deposits, investment income and net realized and unrealized capital gains and losses of the Separate Accounts are not reflected in the Financial Statements (with the exception of realized and unrealized capital gains and losses on the assets supporting the guaranteed interest option). The Statements of Cash Flows do not reflect investment activity of the Separate Accounts.


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

2. Investments

   Debt securities available for sale as of December 31, were as follows:


                                                                    Gross          Gross
                                                   Amortized     Unrealized     Unrealized        Fair
1998 (Millions)                                       Cost          Gains         Losses          Value
--------------------------------------------------------------------------------------------------------
 U.S. government and government
  agencies and authorities                         $    22.6     $     0.7       $    --       $    23.3
--------------------------------------------------------------------------------------------------------
 U.S. corporate securities:
   Utilities                                             7.0           0.1            --             7.1
   Financial                                            37.9           1.2           0.1            39.0
   Transportation/capital goods                          8.6           0.3            --             8.9
   Health care/consumer products                        15.3           0.6            --            15.9
   Natural resources                                     8.6           0.3            --             8.9
   Other corporate securities                            0.7           0.2            --             0.9
--------------------------------------------------------------------------------------------------------
 Total U.S. corporate securities                        78.1           2.7           0.1            80.7
--------------------------------------------------------------------------------------------------------
 Foreign securities:
   Government                                            1.1            --            --             1.1
   Other                                                 8.0           0.2           0.3             7.9
--------------------------------------------------------------------------------------------------------
 Total foreign securities                                9.1           0.2           0.3             9.0
--------------------------------------------------------------------------------------------------------
 Residential mortgage-backed securities:
   Pass-throughs                                         0.7            --            --             0.7
   Collateralized mortgage obligations                   8.7           0.4            --             9.1
--------------------------------------------------------------------------------------------------------
 Total residential mortgage-backed securities            9.4           0.4            --             9.8
--------------------------------------------------------------------------------------------------------
 Commercial/multifamily mortgage-
  backed securities                                     10.3           0.3            --            10.6
--------------------------------------------------------------------------------------------------------
 Other asset-backed securities                           8.7           0.2            --             8.9
--------------------------------------------------------------------------------------------------------
 Total debt securities                             $   138.2     $     4.5       $   0.4       $   142.3
========================================================================================================

   Debt securities available for sale as of December 31, were as follows:


                                                                    Gross          Gross
                                                   Amortized     Unrealized     Unrealized        Fair
1997 (Millions)                                       Cost          Gains         Losses          Value
--------------------------------------------------------------------------------------------------------
 U.S. government and government
  agencies and authorities                         $    37.8     $     1.0       $    --       $    38.8
--------------------------------------------------------------------------------------------------------
 U.S. corporate securities:
   Financial                                            31.3           0.7            --            32.0
   Healthcare & consumer products                        6.5           0.2            --             6.7
   Media & broadcast                                     1.0           0.1            --             1.1
   Natural resources                                     5.1           0.1            --             5.2
   Transportation & capital goods                        5.3           0.1            --             5.4
   Utilities                                             6.0           0.1            --             6.1
   Other corporate securities                            0.8            --            --             0.8
--------------------------------------------------------------------------------------------------------
 Total U.S. corporate securities                        56.0           1.3            --            57.3
--------------------------------------------------------------------------------------------------------
 Foreign securities:
   Government                                            1.0            --           0.3             0.7
   Other                                                12.2           0.2           0.8            11.6
--------------------------------------------------------------------------------------------------------
 Total foreign securities                               13.2           0.2           1.1            12.3
--------------------------------------------------------------------------------------------------------
 Residential mortgage-backed securities:
   Pass-throughs                                         1.2            --            --             1.2
   Collateralized mortgage obligations                   8.6           0.4            --             9.0
--------------------------------------------------------------------------------------------------------
 Total residential mortgage-backed securities            9.8           0.4            --            10.2
--------------------------------------------------------------------------------------------------------
 Commercial/multifamily mortgage
  backed securities                                      8.6           0.2            --             8.8
--------------------------------------------------------------------------------------------------------
 Other asset-backed securities                          10.4           0.1            --            10.5
--------------------------------------------------------------------------------------------------------
 Total Debt Securities                             $   135.8     $     3.2       $   1.1       $   137.9
========================================================================================================

   At December 31, 1998 and 1997 net unrealized appreciation of $4.1 million and $2.1 million respectively, on available-for-sale debt securities included unrealized gains of $3.8 million and $1.8 million, respectively, related to experience-rated contracts, which were not reflected in shareholder's equity but in policyholders' funds left with the Company.

   The amortized cost and fair value of debt securities for the year ended December 31, 1998 are shown below by contractual maturity. Actual maturities may differ from contractual maturities because securities may be restructured, called or prepaid.

                                               December 31, 1998
   -----------------------------------------------------------------
                                             Amortized       Fair
    (Millions)                                  Cost         Value
   -----------------------------------------------------------------
    Due to mature:
     One year or less                        $  12.0       $  12.0
     After one year through five years          53.2          54.4
     After five years through ten years         20.1          21.2
     After ten years                            24.5          25.4
     Mortgage-backed securities                 19.7          20.4
     Other asset-backed securities               8.7           8.9
   -----------------------------------------------------------------
     Total                                   $ 138.2       $ 142.3
   =================================================================

   At December 31, 1998 and 1997, debt securities carried at $5.4 million and $5.0 million, respectively, were on deposit as required by various state regulatory agencies.

   Investments in equity securities available for sale as of December 31, were as follows:

   (Millions)                     1998     1997
   --------------------------------------------
   Cost                         $  3.1      --
   Gross unrealized gains           --      --
   Gross unrealized losses        (0.1)     --
   --------------------------------------------
   Fair value                   $  3.0      --
  =============================================

   The Company does not have any investments in a single issuer, other than obligations of the U.S. government, with a carrying value in excess of 10% of the Company's shareholder's equity at December 31, 1998.

3. Financial Instruments

   Estimated Fair Value

   The carrying values and estimated fair values of certain of the Company's financial instruments at December 31, 1998 and 1997 were as follows:


                                                  1998                       1997
                                        ------------------------   ------------------------
                                         Carrying        Fair       Carrying        Fair
   (Millions)                              Value        Value         Value        Value
   ----------------------------------------------------------------------------------------
   Liabilities:
   Investment contract liabilities:
    With a fixed maturity              $    0.6      $    0.5     $    0.3      $    0.3
    Without a fixed maturity           $  152.6      $  143.8     $  145.3      $  134.8
   ----------------------------------------------------------------------------------------

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


   Off-Balance-Sheet and Other Financial Instruments

   The Company did not have transactions in off-balance-sheet instruments in 1998 or 1997.

4. Net Investment Income

   Sources of net investment income were as follows:


   (Millions)                             1998          1997          1996
   ------------------------------------------------------------------------
    Debt securities                    $    9.0      $    6.0      $    0.5
    Nonredeemable preferred stock           0.3            --            --
    Cash equivalents                        0.7           1.2           1.0
    Other                                   0.6            --            --
   ------------------------------------------------------------------------
    Gross investment income                10.6           7.2           1.5
    Less: investment expenses               0.2           0.1            --
   ------------------------------------------------------------------------
    Net investment income              $   10.4      $    7.1      $    1.5
   ========================================================================

   Net investment income includes amounts allocable to experience-rated contractholders of $8.9 million, $7.0 million and $0.9 million for the years ended December 31, 1998, 1997 and 1996, respectively. Interest credited to contractholders is included in current and future benefits.


5. Dividend Restrictions and Shareholder's Equity

   All dividends that may be paid to the shareholder in 1999 must have prior approval by the Insurance Commissioner of the State of Connecticut.

   The Insurance Department of the State of Connecticut (the "Department") recognizes as net income and shareholder's capital and surplus, those amounts determined in conformity with statutory accounting practices prescribed or permitted by the Department, which differ in certain respects from generally accepted accounting principles ("GAAP"). Statutory net income (loss) was $(5.2) million, $0.4 million and $(7.9) million for the years ended December 31, 1998, 1997 and 1996, respectively. Statutory capital and surplus was $53.4 million and $43.4 million as of December 31, 1998 and 1997, respectively. The Company has entered into support agreements with ALIAC under which ALIAC has agreed to cause the Company to have sufficient capital to meet a certain capital and surplus level. The Company received capital contributions relating to these agreements of $15.0 million and $20.0 million from ALIAC in 1998 and 1997, respectively.

   As of December 31, 1998, the Company does not utilize any statutory accounting practices which are not prescribed by state regulatory authorities that, individually or in the aggregate, materially affect statutory capital and surplus.


6. Capital Gains and Losses on Investment Operations

   Realized capital gains or losses are the difference between the carrying value and sale proceeds of specific investments sold.

   Net realized capital gains (losses) on debt securities, as reflected in the Statements of Income for the years ended December 31, 1998 and 1997, were $(0.2) million and $0.1 million, respectively. Net realized capital gains (losses) on debt securities for 1996 were immaterial.

   Net realized capital (losses) gains of $(0.2) million and $0.2 million allocable to experience-rated contracts, were deducted from net realized capital gains and an offsetting amount was reflected in policyholders' funds left with the Company in 1998 and 1997, respectively. Net unamortized gains were $0.2 million at December 31, 1997. The amounts in 1998 were immaterial. There were no such amounts for 1996.

   Proceeds from the sale of available-for-sale debt securities and the related gross gains and losses (excluding those related to experience rated contractholders in 1998 and 1997) were as follows:


   (Millions)                1998         1997         1996
   ---------------------------------------------------------
   Proceeds on sales      $  27.8      $  16.6       $ 2.5
   Gross gains                0.6          0.1          --
   Gross losses               0.8           --          --
   ---------------------------------------------------------

   Changes in shareholder's equity related to changes in accumulated other comprehensive income (unrealized capital gains and losses on securities), (excluding those related to experience-rated contractholders in 1998 and 1997), were as follows:


   (Millions)                                             1998      1997       1996
   ----------------------------------------------------------------------------------
   Debt securities                                     $  0.1      --        $ (0.1)
   Equity securities                                     (0.1)     --            --
   Other                                                  1.6                    --
   ----------------------------------------------------------------------------------
      Subtotal                                            1.6      --          (0.1)
   Increase in deferred income taxes (See Note 7)         0.6      --            --
   ----------------------------------------------------------------------------------
   Net change in accumulated other
    comprehensive income                               $  1.0      --        $ (0.1)
   ==================================================================================

   Net unrealized capital gains (losses) allocable to experience-rated contracts of $3.8 million and $1.8 million at December 31, 1998 and 1997, respectively, are reflected on the Balance Sheets in policyholders' funds left with the Company and are not included in shareholder's equity.

   Shareholder's equity included the following accumulated other comprehensive income, which is net of amounts allocable to experience rated contractholders in 1998 and 1997, at December 31:


   (Millions)                                               1998        1997         1996
   ---------------------------------------------------------------------------------------
   Debt securities:
    Gross unrealized gains                               $  0.3      $   0.2      $   0.2
    Gross unrealized losses                                  --           --           --
   ---------------------------------------------------------------------------------------
                                                            0.3          0.2          0.2
   ---------------------------------------------------------------------------------------
   Equity securities:
    Gross unrealized gains                                   --           --           --
    Gross unrealized losses                                (0.1)          --           --
   ---------------------------------------------------------------------------------------
                                                           (0.1)          --           --
   ---------------------------------------------------------------------------------------
   Other:
    Gross unrealized gains                                  1.9           --           --
    Gross unrealized losses                                (0.3)          --           --
   ---------------------------------------------------------------------------------------
                                                            1.6           --           --
   ---------------------------------------------------------------------------------------
   Less: deferred federal income taxes (see Note 7)         0.6           --           --
   ---------------------------------------------------------------------------------------
   Net unrealized capital gains                          $  1.2      $   0.2      $   0.2
   =======================================================================================

   Changes in accumulated other comprehensive income related to changes in unrealized gains (losses) on securities (excluding those related to experience-rated contractholders) were as follows:


   (Millions)                                             1998        1997        1996
   ------------------------------------------------------------------------------------
   Unrealized holding gains (losses) arising
    during the period (1)                              $  0.9      $  0.3       $   --
   Less: reclassification adjustment for gains and
    other items included in net income (2)               (0.1)        0.3          0.1
   ------------------------------------------------------------------------------------
   Net unrealized gains (losses) on securities         $  1.0      $   --       $ (0.1)
   ====================================================================================

   (1) Pretax unrealized holding gains (losses) arising during the period were $1.3 million and $0.4 million for 1998 and 1997, respectively. There were no unrealized holding gains (losses) arising in 1996.
   (2) Pretax reclassification adjustments for gains and other items included in net income were $(0.2) million, $0.4 million and $0.1 million for 1998, 1997 and 1996, respectively.

7. Income Taxes

   The Company is included in the consolidated federal income tax return of Aetna and combined Connecticut state income tax return of Aetna. Aetna allocates to each member an amount approximating the tax it would have incurred were it not a member of the consolidated group, and credits the member for the use of its tax saving attributes used in the consolidated returns.

   Income taxes for the years ended December 31, consist of:

   (Millions)                                   1998         1997         1996
   ----------------------------------------------------------------------------
   Current taxes (benefits):
    Federal                                   $ (1.7)     $  1.2       $   0.1
    State                                        0.1          --          (0.1)
    Net realized capital gains (losses)         (0.1)        0.1            --
   ----------------------------------------------------------------------------
                                                (1.7)        1.3            --
   ----------------------------------------------------------------------------
   Deferred taxes (benefits):
    Federal                                      2.3        (0.4)         (0.7)
    Net realized capital losses                   --        (0.1)           --
   ----------------------------------------------------------------------------
                                                 2.3        (0.5)         (0.7)
   ----------------------------------------------------------------------------
   Total                                      $  0.6      $  0.8       $  (0.7)
   ============================================================================

   Income taxes were different from the amount computed by applying the federal income tax rate to income before income taxes for the following reasons:

   (Millions)                                              1998        1997         1996
   ---------------------------------------------------------------------------------------
   Income (loss) before income taxes (benefits) and
    cumulative effect adjustment                        $ 3.2       $ 2.5          $ (1.4)
   Tax rate                                                35%         35%             35%
   ---------------------------------------------------------------------------------------
   Application of the tax rate                            1.1         0.9            (0.5)
   Tax effect of:
    Excludable dividends                                  (0.5)       (0.1)          (0.2)
   ---------------------------------------------------------------------------------------
   Income taxes (benefits)                              $ 0.6       $ 0.8          $ (0.7)
   =======================================================================================

   The tax effects of temporary differences that give rise to deferred tax assets and deferred tax liabilities at December 31 are presented below:


   (Millions)                                             1998         1997
   -------------------------------------------------------------------------
   Deferred tax assets:
    Policyholders' funds left with the Company         $  16.6       $ 14.3
    Unrealized gains allocable to experience-rated
     contracts                                             1.3          0.7
    Guaranty fund assessments                              0.1          0.1
    Pension                                                 --          0.2
    Other                                                  0.1           --
   -------------------------------------------------------------------------
       Total gross assets                                 18.1         15.3
   -------------------------------------------------------------------------
   Deferred tax liabilities:
    Deferred policy acquisition costs                     16.9         12.5
    Net unrealized capital gains                           1.9          0.7
   -------------------------------------------------------------------------
       Total gross liabilities                            18.8         13.2
   -------------------------------------------------------------------------
   Net deferred tax (asset) liability                  $   0.7      $  (2.1)
  =========================================================================

   Net unrealized capital gains and losses are presented in shareholder's equity net of deferred taxes. As of December 31, 1998 and 1997, no valuation allowances were required for unrealized capital gains and losses.

   The Internal Revenue Service (the "Service") has completed examinations of the consolidated federal income tax returns of Aetna through 1990. Discussions are being held with the Service with respect to proposed adjustments. Management believes there are adequate defenses against, or sufficient reserves to provide for, any such adjustments. The Service has commenced its examinations for the years 1991 through 1994.


8. Benefit Plans

   The Company utilizes the employees of Aetna and its affiliates (primarily ALIAC). The benefit plan charges allocated to the Company were $0.2 million in 1998. In 1997 and 1996 the charges were immaterial.

   As of December 31, 1996, Aetna transferred to the Company approximately $0.1 million of accrued liabilities, primarily related to the allocation of ALIAC pension and postretirement benefit plans that had been previously recorded by Aetna. The after-tax amount of this transfer (approximately $0.1 million) is reported as a reduction in retained earnings. In 1997, other changes in shareholder's equity includes an additional $0.3 million reduction reflecting revisions to the allocation of these accrued liabilities.

9. Related Party Transactions

   Substantially all of the administrative and support functions of the Company are provided by Aetna and its affiliates. The financial statements reflect allocated charges, at cost, for these services based upon measures appropriate for the type and nature of service provided. Total charges allocated to the Company, including rent, salaries and other administrative expenses, were $10.5 million and $7.3 million for the years ended December 31, 1998 and 1997, respectively, (of which $5.5 million and $4.5 million, respectively, were capitalized as deferred policy acquisition costs).

   The Company is compensated by the Separate Accounts for bearing mortality and expense risks pertaining to variable annuity contracts. Under the insurance contracts, the Separate Accounts pay the Company a daily fee which, on an annual basis, ranged from 1.25% to 1.40% of their average daily net assets. The amount of compensation and fees received from the Separate Accounts, included in charges assessed against policyholders, amounted to $10.3 million, $5.6 million and $1.3 million for the years ended December 31, 1998, 1997 and 1996, respectively.

   The Company received capital contributions of $15.0 million in cash from ALIAC in 1998 and $20.0 million in both 1997 and 1996.

   Since August 1996, Aeltus, an affiliate of the Company, has been acting as adviser for the general account assets. The Company pays Aeltus a fee which, on an annual basis, is .06% of the average daily net assets under management. The amount of such fees for the years ended December 31, 1998 and 1997 amounted to $0.2 million and $0.1 million, respectively. The amount for such fees in 1996 was immaterial.


10. Commitments and Contingent Liabilities

   Commitments

   At December 31, 1998 and 1997 the Company had no commitments or contingent liabilities.

   Litigation

   The Company is not currently involved in any material litigation.

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

         Omitted pursuant to General Instruction I(2) of Form 10-K.

Item 13. Certain Relationships and Related Transactions.

         Omitted pursuant to General Instruction I(2) of Form 10-K .


                                    PART IV

Item 14. Exhibits, Financial Statement Schedules and Reports on Form 8-K.

(a) The following documents are filed as part of this report:

    1.  Financial statements. See Item 8 on Page 17
    2. Financial statement schedules. See Index to Financial Statement Schedules on Page 40.
    3.  Exhibits:

    3(i) Certificate of Incorporation

         Incorporated herein by reference to Registration Statement on Form N-4, File No. 33-59749, as amended and filed electronically with the Securities and Exchange Commission on June 1, 1995.


    3(ii) By-Laws

         Incorporated herein by reference to Registration Statement on Form N-4, File No. 33-59749, as filed most recently on June 1, 1995.


    4 Instruments Defining the Rights of Security Holders, Including Indentures (Annuity Contracts)

         Incorporated herein by reference to Registration Statement on Form N-4, File No. 33-80750, as amended and filed most recently on April 23, 1997.

Item 14. Exhibits, Financial Statement Schedules and Reports on Form 8-K. (Continued)

         Incorporated herein by reference to Registration Statement on Form N-4, File No. 33-59749, as filed on June 1, 1995.

         Incorporated herein by reference to Post-Effective Amendment No. 4 to Registration Statement on Form N-4, File No. 33-59749, as filed on April 16, 1997.

         Incorporated herein by reference to Post-Effective Amendment No. 6 to Registration Statement on Form N-4, File No. 33-59749, as filed on November 26, 1997.

         Incorporated herein by reference to Post-Effective Amendment No. 8 to Registration Statement on Form N-4, File No. 33-59749, as filed on April 17, 1998.

         Incorporated herein by reference to Registration Statement on Form S-2, File No. 33-63657, as filed on October 25, 1995.

         Incorporated herein by reference to Pre-Effective Amendment No. 3 to the Registration Statement on Form S-2, File No. 33-63657, as filed on January 17, 1996.

         Incorporated herein by reference to Post-Effective Amendment No. 3 to Registration Statement on Form S-2, File No. 33-63657, as filed on November 24, 1997.


    10 Material Contracts (Management contracts / compensatory plans or arrangements)

         The Aetna Inc. Annual Incentive Plan, incorporated by reference to Aetna Inc.'s Registration Statement on Form S-4 (Registration Statement No. 333-5791) filed on June 12, 1996.*

         The Supplemental Pension Benefit Plan for Certain Employees of Aetna Services, Inc., incorporated herein by reference to Aetna Services, Inc.'s Form 10-Q filed on October 25, 1996.*

         Amendment No. 1 dated as of December 31, 1996 to the Supplemental Pension Benefit Plan for Certain Employees of Aetna Services, Inc.--Incorporated herein by reference to Aetna Inc.'s Form 10Q, as filed on May 6, 1997.

         Amendment No. 2 dated February 28, 1998 to the Supplemental Pension Benefit Plans of Certain Employees of Aetna Services,
         Inc.--Incorporated herein by reference to Aetna Inc.'s Form 10Q, as filed on May 6, 1997.

         The Aetna Inc. 1996 Stock Incentive Plan, incorporated herein by reference to Aetna Inc.'s Registration Statement on Form S-4 (Registration Statement No. 333-5791) filed on June 12, 1996.*

Item 14. Exhibits, Financial Statement Schedules and Reports on Form 8-K. (Continued)


         Amendment dated as of February 27, 1998 to the Aetna Inc. 1996 Stock Incentive Plan, incorporated by reference to Aetna Inc.'s Form 10-Q, as filed on May 6, 1998.

         Employment Agreement, dated as of December 19, 1995 between Aetna Services, Inc. and Daniel P. Kearney, incorporated herein by reference to Aetna Services, Inc.'s 1995 Form 10-K*

         Amendment dated as of July 22, 1996 to Employment Agreement dated as of December 19, 1995 between Aetna Services, Inc., and Daniel P. Kearney, incorporated herein by reference to Aetna Inc.'s Form 10-Q filed on May 6, 1997*

         Amendment dated as of September 8, 1997 to Employment Agreement dated as of December 19, 1995 between Aetna Services, Inc. and Daniel P. Kearney-- Incorporated herein by reference to Aetna Inc.'s Form 10-Q filed on November 4, 1997*

         Employment Agreement, dated as of December 21, 1995, by and between Aetna Services, Inc. and Thomas McInerney, as amended--Incorporated herein by reference to Aetna Inc.'s Form 10-K filed on March 3, 1998.*

         * Management contract or compensatory plan or arrangement.


    24   Power of Attorney

         Filed with this Report immediately after Signature page.


    27   Financial Data Schedule

         Exhibits other than these listed are omitted because they are not required or not applicable.


(b) Reports on Form 8-K.

    None.

                     Index to Financial Statement Schedule


                                                                 Page
                                                                 ----
Independent Auditors' Report ..................................   41

III. Supplementary Insurance Information as of and for the years
     ended December 31, 1998, 1997, 1996 ......................   42

Schedules other than those listed above are omitted because they are not required or are not applicable.

                          Independent Auditors' Report


The Shareholder and Board of Directors
Aetna Insurance Company of America:


Under date of March 24, 1999, we reported on the balance sheets of Aetna Insurance Company of America as of December 31, 1998 and 1997, and the related statements of income, changes in shareholder's equity, and cash flows for each of the years in the three-year period ended December 31, 1998, as included herein. In connection with our audits of the aforementioned financial statements, we also audited the related financial statement schedule as listed in the accompanying index. This financial statement schedule is the responsibility of the Company's management. Our responsibility is to express an opinion on this financial statement schedule based on our audits.

In our opinion, such financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

As discussed in Note 1 to the financial statements, in 1997, the Company changed its method for accounting for guaranty-fund and other insurance related assessments.


                                        /s/ KPMG LLP


Hartford, Connecticut
March 24, 1999

                                  Schedule III
                       Supplementary Insurance Information
         As of and for the years ended December 31, 1998, 1997 and 1996
                                  (in millions)


                                                                                           Amortization
               Deferred      Policyholders'                                                of Deferred
                Policy         Funds Left           Net          Other        Current         Policy         Other
             Acquisition        with the        Investment      Income      and Future     Acquisition     Operating
Segment         Costs            Company        Income (1)        (2)        Benefits         Costs        Expenses
--------------------------------------------------------------------------------------------------------------------
1998           $59.9            $153.2            $10.4         $11.9         $9.0            $3.9          $6.2
--------------------------------------------------------------------------------------------------------------------
1997           $45.4            $145.6            $ 7.1         $ 6.4         $6.5            $0.8          $3.7
--------------------------------------------------------------------------------------------------------------------
1996           $21.1            $ 64.4            $ 1.5         $ 1.4         $1.7            $0.2          $2.4
--------------------------------------------------------------------------------------------------------------------

(1) The allocation of net investment income is based upon the investment year method or specific identification of certain portfolios within specific segments.
(2) Amounts include realized capital gains and losses.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                         AETNA INSURANCE COMPANY OF AMERICA
                                                    (Registrant)


Date   March 26, 1999                    By  /s/ Deborah Koltenuk
       ----------------------------          -----------------------------
                                             Deborah Koltenuk
                                             Vice President, Treasurer and
                                             Corporate Controller


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on March 26, 1999.



             Signature                                Title
*                                       President and Director
-----------------------------------     (Principal Executive Officer)
Thomas J. McInerney

*                                       Senior Vice President and Director
-----------------------------------
Shaun P. Mathews

*                                       Director
-----------------------------------
Catherine H. Smith

/s/ Deborah Koltenuk                    Vice President, Treasurer and
-----------------------------------     Corporate Controller
Deborah Koltenuk                        (Principal Financial Officer and
                                        Principal Accounting Officer)

*By: /s/ Maria McKeon
     -----------------
     Maria McKeon,
     Corporate Secretary and Counsel

                               POWER OF ATTORNEY

We, the undersigned directors and officers of Aetna Insurance Company of America, hereby severally constitute and appoint Maria F. McKeon and Deborah Koltenuk and each of them individually, our true and lawful attorneys, with full power to them and each of them to sign for us, and in our names and in the capacities indicated below, the 1998 Form 10-K and any and all amendments thereto to be filed with the Securities and Exchange Commission under the Securities Exchange Act of 1934, hereby ratifying and confirming our signatures as they may be signed by our said attorney to the Form 10-K and any and all amendments thereto.

WITNESS our hands and common seal on this 26th day of March, 1999.


           Signature                                Title
/s/ Thomas J. McInerney                 President and Director
-----------------------------------     (Principal Executive Officer)
Thomas J. McInerney

/s/ Shaun P. Mathews                    Senior Vice President and Director
-----------------------------------
Shaun P. Mathews

/s/ Catherine H. Smith                  Director
-----------------------------------
Catherine H. Smith

/s/ Deborah Koltenuk                    Vice President, Treasurer and
-----------------------------------     Corporate Controller
Deborah Koltenuk                        (Principal Financial Officer and
                                        Principal Accounting Officer)

                             SECRETARY CERTIFICATE

     I, Rose-Marie DeRensis, the duly appointed Assistant Corporate Secretary of Aetna Insurance Company of America (the "Company"), hereby certify that the attached resolutions adopted by the Board of Directors on April 18, 1996, are currently in full force and effect, and have not been amended, restated, or superseded.

     IN WITNESS WHEREOF, I have affixed my name as Assistant Corporate Secretary and have caused the corporate seal of said Company to be hereunto affixed this 26th day of March, 1999.


                                       /s/ Rose-Marie DeRensis
                                           -----------------------------------
(corporate seal)                           Rose-Marie DeRensis
                                           Assistant Corporate Secretary
                                           Aetna Insurance Company of America

                       AETNA INSURANCE COMPANY OF AMERICA
                              SECRETARY CERTIFICATE

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