Form 10-Q
period 1999-03-31
AETNA INSURANCE CO OF AMERICA
filed 1999-05-13
CIK 925988

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    Form 10-Q

                Quarterly Report Pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934


For the quarterly period ended March 31, 1999    Commission file number 33-81010
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

Registrant's telephone number, including area code (860) 273-0123
                                                  -------------------


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

                                     Yes     X               No
                                         ------                 ------------

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                                                           Shares Outstanding
Title of Class                                             at April 30, 1999
--------------                                             -----------------
Common Capital Stock,
 par value $2,000                                                   1,275

The registrant meets the conditions set forth in General Instruction H(1)(a) and
(b) of Form 10-Q and is therefore filing this Form with the reduced disclosure format.

                       AETNA INSURANCE COMPANY OF AMERICA
     (A wholly owned subsidiary of Aetna Life Insurance and Annuity Company)

                                                           TABLE OF CONTENTS
                                                           -----------------
                                                                                                                         PAGE
                                                                                                                         ----
PART I.           FINANCIAL INFORMATION

   Item 1.        Financial Statements:
                     Statements of Income ...............................................................................  3
                     Balance Sheets......................................................................................  4
                     Statements of Changes in Shareholder's Equity.......................................................  5
                     Statements of Cash Flows............................................................................  6
                     Condensed Notes to Financial Statements.............................................................  7
                  Independent Auditors' Review Report....................................................................  9

   Item 2.        Management's Analysis of the Results of Operations..................................................... 10


PART II.          OTHER INFORMATION

   Item 1.        Legal Proceedings ..................................................................................... 15

   Item 5.        Other Information ..................................................................................... 15

   Item 6.        Exhibits and Reports on Form 8-K ...................................................................... 15

Signatures .............................................................................................................. 16

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements



                       AETNA INSURANCE COMPANY OF AMERICA
     (A wholly owned subsidiary of Aetna Life Insurance and Annuity Company)

                              Statements of Income
                                   (millions)


                                                                  Three Months Ended March 31,
                                                                  ----------------------------
                                                                  1999                  1998
                                                               ----------            ----------
Revenue:
  Charges assessed against policyholders                           $ 3.5                 $ 2.3
  Net investment income                                              3.0                   2.4
  Net realized capital gains                                         0.1                   0.1
  Other income                                                       0.2                   0.1
                                                               ----------            ----------
        Total revenue                                                6.8                   4.9

Benefits and expenses:
  Current and future benefits                                        2.0                   2.1
  Operating expenses                                                 1.9                   1.4
  Amortization of deferred policy acquisition costs                  1.0                   0.8
                                                               ----------            ----------
       Total benefits and expenses                                   4.9                   4.3

Income before income taxes                                           1.9                   0.6

Income taxes                                                         0.6                   0.2
                                                               ----------            ----------

Net income                                                         $ 1.3                 $ 0.4
                                                               ==========            ==========


See Condensed Notes to Financial Statements.

                       AETNA INSURANCE COMPANY OF AMERICA
     (A wholly owned subsidiary of Aetna Life Insurance and Annuity Company)

                                 Balance Sheets
                          (millions, except share data)


                                                                                    March 31,           December 31,
                                                                                      1999                  1998
                                                                                 --------------        -------------
Assets

Investments:
  Debt securities, available for sale, at fair value:
     (amortized cost: $142.0 and $138.2)                                            $    143.8           $    142.3
  Equity securities, available for sale:
   Nonredeemable preferred stock (amortized cost: $3.1 and $3.1)                           3.0                  3.0
Cash and cash equivalents                                                                 20.8                 16.5
Deferred policy acquisition costs                                                         61.0                 59.9
Accrued investment income                                                                  1.8                  2.1
Premiums due and other receivables                                                        10.9                 13.3
Other assets                                                                               0.5                  0.4
Separate Accounts assets                                                               1,034.1              1,008.0
                                                                                 --------------        -------------
                                                                                    $  1,275.9           $  1,245.5
       Total assets                                                              ==============        =============


Liabilities and Shareholder's Equity

Liabilities:
  Policyholders' funds left with the Company                                        $    150.1           $    153.2
  Other liabilities                                                                       19.0                 13.3
  Due to parent and affiliates                                                             0.7                  0.9
  Income taxes:
    Current                                                                                  -                  0.1
    Deferred                                                                               1.0                  0.7
  Separate Accounts liabilities                                                        1,033.8              1,006.5
                                                                                 --------------        -------------
       Total liabilities                                                               1,204.6              1,174.7
                                                                                 --------------        -------------

Shareholder's equity:
  Common stock, par value $2,000 (1,275 shares
   authorized, issued and outstanding)                                                     2.5                  2.5
  Paid-in capital                                                                         62.5                 62.5
  Accumulated other comprehensive income                                                   0.4                  1.2
  Retained earnings                                                                        5.9                  4.6
                                                                                 --------------        -------------
       Total shareholder's equity                                                         71.3                 70.8
                                                                                 --------------        -------------
                                                                                    $  1,275.9           $  1,245.5
       Total liabilities and shareholder's equity                                ==============        =============


See Condensed Notes to Financial Statements.

                       AETNA INSURANCE COMPANY OF AMERICA
     (A wholly owned subsidiary of Aetna Life Insurance and Annuity Company)

                  Statements of Changes in Shareholder's Equity
                                   (millions)



                                                                     Three Months Ended March 31,
                                                                     ----------------------------
                                                                         1999             1998
                                                                      ----------       ----------

Shareholder's equity, beginning of period                                $ 70.8           $ 52.2

Comprehensive income
  Net income                                                                1.3              0.4
  Other comprehensive income (loss), net of tax:
     Unrealized losses on securities ($(1.1), pretax in 1999) (1)          (0.8)               -
                                                                      ----------       ----------
Total comprehensive income                                                  0.5              0.4
                                                                      ----------       ----------

Shareholder's equity, end of  period                                     $ 71.3           $ 52.6
                                                                      ==========       ==========

(1) Net of reclassification adjustments







See Condensed Notes to Financial Statements.

                       AETNA INSURANCE COMPANY OF AMERICA
     (A wholly owned subsidiary of Aetna Life Insurance and Annuity Company)

                            Statements of Cash Flows
                                   (millions)


                                                                                 Three Months Ended March 31,
                                                                                 ----------------------------
                                                                                    1999            1998
                                                                                  ---------        -------
Cash Flows from Operating Activities:
     Net income                                                                      $ 1.3          $ 0.4
     Adjustments to reconcile net income to net cash provided by (used for)
            operating activities:
            Net amortization of discount on debt securities                              -           (0.2)
                                                                                  ---------        -------
                   Cash flows provided by operating activities and net
                     realized capital gains before changes in assets
                     and liabilities                                                   1.3            0.2
           Net realized capital gains                                                 (0.1)          (0.1)
                                                                                  ---------        -------
                   Cash flows provided by operating activities before
                     changes in assets and liabilities                                 1.2            0.1
                    Changes in assets and liabilities:
                      Decrease in accrued investment income                            0.3            0.2
                      Increase in deferred policy acquisition costs                   (1.1)          (5.1)
                      Net change in amounts due to/from parent and affiliates          0.7            0.8
                      Net increase (decrease) in other assets and liabilities          3.6           (2.6)
                      Increase (decrease) in income taxes                              0.6           (0.2)
                                                                                  ---------        -------
           Net cash provided by (used for) operating activities                        5.3           (6.8)
                                                                                  ---------        -------

Cash Flows from Investing Activities:
     Proceeds from sales of:
       Debt securities available for sale                                              4.5            1.3
     Investment maturities and repayments of:
       Debt securites available for sale                                               8.0            0.6
     Cost of investment purchases in:
       Debt securities available for sale                                            (12.6)          (6.0)
                                                                                  ---------        -------
           Net cash used for investing activities                                     (0.1)          (4.1)
                                                                                  ---------        -------

Cash Flows from Financing Activities:
     Deposits and interest credited for investment contracts                           4.1            5.7
     Withdrawal of investment contracts                                               (5.0)          (3.6)
                                                                                  ---------        -------
           Net cash (used for) provided by financing activities                       (0.9)           2.1
                                                                                  ---------        -------

Net increase (decrease) in cash and cash equivalents                                   4.3           (8.8)
Cash and cash equivalents, beginning of period                                        16.5           12.5
                                                                                  ---------        -------
Cash and cash equivalents, end of period                                             $20.8          $ 3.7
                                                                                  =========        =======

Supplemental cash flow information:
    Income taxes paid (received), net                                                $ 0.1          $(1.3)
                                                                                  =========        =======


See Condensed Notes to Financial Statements.

                       AETNA INSURANCE COMPANY OF AMERICA
     (A wholly owned subsidiary of Aetna Life Insurance and Annuity Company)

                     Condensed Notes to Financial Statements


1.  Basis of Presentation
    ---------------------

    Aetna Insurance Company of America (the "Company") is a stock life insurance company organized in 1990 under the insurance laws of the state of Connecticut and is a wholly owned subsidiary of Aetna Life Insurance and Annuity Company ("ALIAC"). ALIAC is a wholly owned subsidiary of Aetna Retirement Holdings, Inc. ("HOLDCO"). HOLDCO is a wholly owned subsidiary of Aetna Retirement Services, Inc., whose ultimate parent is Aetna Inc. ("Aetna").

    The financial statements have been prepared in accordance with generally accepted accounting principles and are unaudited. Certain reclassifications have been made to 1998 financial information to conform to the 1999 presentation. These interim statements necessarily rely heavily on estimates, including assumptions as to annualized tax rates. In the opinion of management, all adjustments necessary for a fair statement of results for the interim periods have been made. All such adjustments are of a normal, recurring nature. The accompanying financial statements should be read in conjunction with the financial statements and related notes as presented in the Company's 1998 Annual Report on Form 10-K. Certain financial information that is normally included in annual financial statements prepared in accordance with generally accepted accounting principles, but that is not required for interim reporting purposes, has been condensed or omitted.


2.   Future Accounting Standard
     --------------------------

     In June 1998, the Financial Accounting Standards Board issued Financial Accounting Standard No. 133, Accounting for Derivative Instruments and Hedging Activities. This standard requires companies to record all derivatives on the balance sheet as either assets or liabilities and measure those instruments at fair value. The manner in which companies are to record gains or losses resulting from changes in the values of those derivatives depends on the use of the derivative and whether it qualifies for hedge accounting. This standard is effective for the Company's financial statements beginning January 1, 2000, with early adoption permitted. The Company is currently evaluating the impact of the adoption of this standard and the potential effect on its financial position and results of operations.

                       AETNA INSURANCE COMPANY OF AMERICA
     (A wholly owned subsidiary of Aetna Life Insurance and Annuity Company)

               Condensed Notes to Financial Statements (continued)


3.  Additional Information - Accumulated Other Comprehensive Income
    ---------------------------------------------------------------

     Changes in accumulated other comprehensive income related to changes in unrealized losses on securities (excluding those related to experience-rated contractholders) were as follows:

                                                                                    Three Months Ended March 31,
     ----------------------------------------------------------------------------------------------------------------
      (Millions)                                                                         1999              1998
     ----------------------------------------------------------------------------------------------------------------
     Unrealized holding (losses) gains arising during the period (1)                  $    (0.7)        $     0.2
     Less:  reclassification adjustments for amortization of net
       investment discounts and gains included in net income (2)                            0.1               0.2
     ----------------------------------------------------------------------------------------------------------------
     Net unrealized losses on securities                                              $    (0.8)        $       -
     ================================================================================================================

     (1) Pretax unrealized holding (losses) gains arising during the period were $(1.0) million and $0.3 million for 1999 and 1998, respectively.
     (2) Pretax reclassification adjustments for amortization of net investment discounts and gains included in net income were $0.1 million and $0.3 million for 1999 and 1998, respectively.


4.  Litigation
    ----------

    The Company is not currently involved in any material litigation.

                       Independent Auditors' Review Report


The Board of Directors
Aetna Insurance Company of America:


We have reviewed the accompanying condensed balance sheet of Aetna Insurance Company of America as of March 31, 1999, and the related condensed statements of income, changes in shareholder's equity and cash flows for the three-month periods ended March 31, 1999 and 1998. These condensed financial statements are the responsibility of the Company's management.

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

We have previously audited, in accordance with generally accepted auditing standards, the balance sheet of Aetna Insurance Company of America as of December 31, 1998, and the related statements of income, changes in shareholder's equity, and cash flows for the year then ended (not presented herein); and in our report dated March 24, 1999, we expressed an unqualified opinion on those financial statements. In our opinion, the information set forth in the accompanying condensed balance sheet as of December 31, 1998, is fairly presented, in all material respects, in relation to the balance sheet from which it has been derived.


                                                              /s/ KPMG LLP


Hartford, Connecticut
April 27, 1999

Item 2.    Management's Analysis of the Results of Operations

The following discussion and analysis presents a review of Aetna Insurance Company of America (the "Company") for the three months ended March 31, 1999 and 1998. This review should be read in conjunction with the financial statements and other data presented herein as well as the "Management's Analysis of the Results of Operations" contained in the Company's 1998 Annual Report on Form 10-K.


Results of Operations

                                                                                    Three Months Ended March 31,
                                                                                    ----------------------------
                                                                                          1999             1998
(Millions)
---------------------------------------------------------------------------------------------------------------------
Charges assessed against policyholders                                                       3.5               2.3
Net investment income                                                                        3.0               2.4
Net realized capital gains                                                                   0.1               0.1
 Other income                                                                                0.2               0.1
---------------------------------------------------------------------------------------------------------------------
      Total revenue                                                                          6.8               4.9
---------------------------------------------------------------------------------------------------------------------
Current and future benefits                                                                  2.0               2.1
Operating expenses                                                                           1.9               1.4
Amortization of deferred policy acquisition costs                                            1.0               0.8
---------------------------------------------------------------------------------------------------------------------
      Total benefits and expenses                                                            4.9               4.3
---------------------------------------------------------------------------------------------------------------------
Income before income taxes                                                                   1.9               0.6
Income taxes                                                                                 0.6               0.2
---------------------------------------------------------------------------------------------------------------------
Net income                                                                             $     1.3           $   0.4
=====================================================================================================================
Net realized capital gains, net of tax (included above)                                $     0.1           $   0.1
=====================================================================================================================
Deposits not included above:
  Annuities - fixed options                                                            $     4.6           $  28.9
  Annuities - variable options                                                              10.8              52.0
---------------------------------------------------------------------------------------------------------------------
      Total                                                                            $    15.4           $  80.9
=====================================================================================================================
Assets under management: (1)
  Annuities - fixed options (2)                                                        $   239.3           $ 273.9
  Annuities - variable options (3)                                                         932.1             690.1
---------------------------------------------------------------------------------------------------------------------
      Total (4)                                                                        $ 1,171.4           $ 964.0
=====================================================================================================================

(1) Excludes net unrealized capital gains of $1.8 million and $3.5 million at March 31, 1999 and 1998, respectively.
(2) Includes $90.8 million and $127.0 million related to the assets supporting a guaranteed interest option at March 31, 1999 and 1998, respectively.
(3) Includes $723.2 million and $548.4 million at March 31, 1999 and 1998, respectively, of assets invested through the Company's products in unaffiliated mutual funds.
(4) Includes $356.6 million and $273.9 million of assets managed by Aeltus, an affiliate of the Company, at March 31, 1999 and 1998, respectively, and includes $91.6 million and $141.7 million of assets managed by its parent, ALIAC, at March 31, 1999 and 1998, respectively.

Item 2.    Management's Analysis of the Results of Operations (continued)

The Company reported net income of $1.3 million and $0.4 million for the three months ended March 31, 1999 and 1998, respectively. Excluding net realized capital gains, results for the three months ended March 31, 1999 increased $0.9 million compared to the same period a year ago. Earnings increased due to increased fee income from increased assets under management partially offset by increased operating expenses.

Assets under management for the first quarter of 1999 increased by $207.4 million, or 22%, compared to the same period in 1998 despite a decrease in deposits for 1999. Assets under management increased primarily because of appreciation in the stock market. Deposits decreased because of a decrease in sales (see "Outlook" below).

Outlook

The Company anticipates that, in the near term, it will cease marketing certain existing products. The Company will continue to accept additional contributions into existing contracts and will continue to maintain these contracts. The Company, therefore, anticipates that deposits may decrease over time.

There is a possibility that the Company will market new products in the future. Although there has been a reduction in sales during the first quarter of 1999 compared to the first and fourth quarters of 1998, if new products are marketed, it is expected that sales will increase on a sequential basis following any commencement of significant marketing of new products.


General Account Investments

The Company's invested assets were comprised of the following:

(Millions)                                                           March 31, 1999           December 31, 1998
--------------------------------------------------------------------------------------------------------------------
Debt securities, available for sale, at fair value                        $ 143.8                   $ 142.3
Nonredeemable preferred stock                                                 3.0                       3.0
--------------------------------------------------------------------------------------------------------------------
     Total investments                                                    $ 146.8                   $ 145.3
====================================================================================================================

Debt Securities

At March 31, 1999 and December 31, 1998, $134.9 million and $133.4 million (94% for both periods), respectively, of total debt securities supported experience rated contracts.

Debt securities reflected net unrealized capital gains of $1.8 million at March 31, 1999 compared to $4.1 million at December 31, 1998. Of the net unrealized capital gains at March 31, 1999, $1.6 million related to assets supporting experience-rated contracts.

Item 2. Management's Analysis of the Results of Operations (continued) General Account Investments (continued)

It is management's objective that the portfolio of debt securities be of high quality and be well-diversified by market sector. The debt securities in the Company's portfolio are generally rated by external rating agencies, and, if not externally rated, are rated by the Company on a basis believed to be similar to that used by the rating agencies. The average quality rating of the Company's debt security portfolio at March 31, 1999 and December 31, 1998 was A+ and AA-, respectively.

The percentage of total debt securities investments by quality rating category is as follows:

                                   March 31, 1999            December 31, 1998
                             ---------------------------------------------------
AAA                                     35.6%                       38.4%
AA                                       8.4                         8.5
A                                       35.8                        33.5
BBB                                     20.2                        19.6
                             ---------------------------------------------------
                                       100.0%                      100.0%
                             ===================================================


The percentage of total debt securities investments by market sector is as follows:

                                                            March 31, 1999          December 31, 1998
                                                      --------------------------------------------------
U.S. Corporate Securities                                       59.5%                     56.7%
U.S. Treasuries/Agencies                                        11.9                      16.4
Residential Mortgage-Backed Securities                           8.8                       6.9
Commercial/Multifamily Mortgage-Backed Securities                7.0                       7.4
Asset-Backed Securities                                          6.5                       6.3
Foreign Securities - U.S. Dollar Denominated                     6.3                       6.3
                                                      --------------------------------------------------
                                                               100.0%                    100.0%
                                                      ==================================================


Year 2000

The Company relies heavily on information technology ("IT") systems and other systems and facilities, such as telephones, building access control systems and heating and ventilation equipment ("embedded systems"), to conduct its business. The Company also has business relationships with financial institutions, financial intermediaries, public utilities and other critical vendors, as well as regulators and customers, who are themselves reliant on IT and embedded systems to conduct their businesses.

State of Readiness

In 1997, the Company's ultimate parent, Aetna, organized a multi-disciplinary Year 2000 Project Team that includes outside consultants. The Year 2000 Project Team and Aetna's businesses and subsidiaries, including the Company, have developed and are currently executing a comprehensive plan designed to make their mission-critical IT systems and embedded systems

Item 2. Management's Analysis of the Results of Operations (continued) Year 2000 (continued)

Year 2000 ready. Outside consultants have reviewed Aetna's overall process, plan and progress to date. Aetna's plan for IT systems consists of several phases:
(i) inventory - identifying all IT systems and risk rating each according to its potential business impact; (ii) assessment - identifying IT systems that use date functions and assessing them for Year 2000 functionality; (iii) remediation
- reprogramming, or replacing where necessary, inventoried items to make them Year 2000 ready; and (iv) testing and certification - testing the code modifications and new inventory with other associated systems, including extensive date testing, and performing quality assurance testing to determine if they will successfully operate in the post-1999 environment. The Company shares the same IT systems as its parent, ALIAC, which is addressing those systems in a manner consistent with Aetna's plan. The following discussion, therefore, focuses on ALIAC's and Aetna's Year 2000 program.


Aetna completed the inventory and assessment phases for substantially all of its IT systems and those of its subsidiaries, including those of the Company, by year-end 1997. The Company's IT systems are currently in the testing and certification phase. Aetna has completed the remediation of substantially all of its IT systems and those of its subsidiaries, including those of the Company, and is scheduled to complete the testing and certification of substantially all of its and their IT systems by June 30, 1999.

Aetna is handling substantially all aspects of the Year 2000 issue as it relates to the Company's embedded systems. Aetna has inventoried and risk rated substantially all of its embedded systems and those of its subsidiaries, including those of the facilities the Company occupies. The results of these processes indicate that embedded systems should not present a material Year 2000 risk to the Company. Aetna's remaining steps include testing selected embedded systems and remediating and certifying systems that exhibit Year 2000 issues. Aetna is focusing its testing and remediation efforts on select embedded systems of its mission-critical facilities, such as data centers, service centers, communications centers and select office locations. Aetna plans to complete the testing of these systems by mid-1999, and the remediation and certification of these systems by year-end 1999.

The Company believes that its Year 2000 project is on schedule.

External Relationships

The Company also faces the risk that one or more of its critical suppliers ("external relationships") will not be able to interact with the Company due to the third party's inability to resolve its own Year 2000 issues, including those associated with its own external relationships. ALIAC has completed its inventory of the Company's external relationships and risk rated each external relationship based upon the potential business impact, available alternatives and cost of substitution. ALIAC is attempting to determine the overall Year 2000 readiness of the Company's external relationships. In the case of mission-critical suppliers, such as certain

Item 2. Management's Analysis of the Results of Operations (continued) Year 2000 (continued)

banks, telecommunications providers and other utilities, mutual fund companies, IT vendors and financial market data providers, either Aetna or ALIAC is engaged in discussions with the third parties and is attempting to obtain detailed information as to those parties' Year 2000 plans and state of readiness. The Company, however, does not have sufficient information at the current time to predict whether its external relationships will be Year 2000 ready.

Year 2000 Costs

Year 2000 project costs are not allocated to the Company.

Year 2000 readiness is critical to ALIAC and the Company. ALIAC has redeployed some resources from non-critical system enhancements to address Year 2000 issues. Due to the importance of IT systems to ALIAC's and the Company's business, management has not deferred mission-critical systems enhancements to become Year 2000 ready. The Company does not expect these redeployments to have a material impact on the Company's financial condition or results of operations.

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

ALIAC has begun to develop contingency/recovery plans aimed at sustaining the continuity of critical business functions before and after December 31, 1999. As part of that process, ALIAC has begun to identify reasonably possible Year 2000 failure scenarios and is developing contingency plans for those failure scenarios it believes could have a significant impact on its or the Company's operations. ALIAC is developing these contingency plans in an effort to reduce the impact on itself and the Company, and provide methods of returning to normal operations, if one or more of those failure scenarios occur. ALIAC expects contingency/recovery planning to be substantially complete by September 1999.

Item 2.    Management's Analysis of the Results of Operations (continued)


Forward-Looking Information/Risk Factors

Refer to "Forward-Looking Information/Risk Factors" in the Company's 1998 Annual Report on Form 10-K for factors that could cause actual Year 2000 results to differ from ALIAC's and the Company's expectations. The "Forward-Looking Information/Risk Factors" portion of that Annual Report also contains a general discussion of other important risks related to the Company's businesses.


PART II.  OTHER INFORMATION


Item 1.  Legal Proceedings.

The Company is not currently involved in any material litigation.


Item 5.  Other Information

Ratings

The Company's claims paying ratings are as follows:

                                                                Rating Agencies
                               -----------------------------------------------------------------------------------
                                    A.M. Best          Duff & Phelps       Moody's Investors       Standard &
                                                                                Service              Poor's
------------------------------------------------------------------------------------------------------------------
February 1, 1999 (1)                   A                     AA                  Aa3                  AA-
May 13, 1999 (2)                       A                     AA                  Aa3                  AA-
------------------------------------------------------------------------------------------------------------------

   (1) Standard & Poor's had placed the Company's rating on credit watch negative pending completion of their analysis of Aetna's pending Prudential health care acquisition. Moody's Investors Service has the Company's rating on outlook negative.

   (2) Standard & Poor's reaffirmed the Company's rating on May 13, 1999. Standard & Poor's and Moody's Investors Service have the Company's rating on outlook negative.


Item 6.  Exhibits and Reports on Form 8-K.

(a)  Exhibits

     (27)  Financial Data Schedule.

(b)  Reports on Form 8-K

     None.

                                    SIGNATURE

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          AETNA INSURANCE COMPANY OF AMERICA
                                          -----------------------------------
                                            (Registrant)


May 13, 1999              By  /s/ Deborah Koltenuk
------------                 -----------------------------------
(Date)                        Deborah Koltenuk
                              Vice President, Treasurer and Corporate Controller
                               (Chief Accounting Officer)