Form 10-Q
period 1999-06-30
AETNA INSURANCE CO OF AMERICA
filed 1999-08-12
CIK 925988

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    Form 10-Q

                Quarterly Report Pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934


For the quarterly period ended June 30, 1999     Commission file number 33-81010

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

                         Yes     X         No
                              -------          -------

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                                                       Shares Outstanding
Title of Class                                          at July 31, 1999
--------------                                         ------------------
Common Capital Stock, par value $2,000                       1,275

The registrant meets the conditions set forth in General Instruction H(1)(a) and
(b) of Form 10-Q and is therefore filing this Form with the reduced disclosure format.

                       AETNA INSURANCE COMPANY OF AMERICA
    (A wholly owned subsidiary of Aetna Life Insurance and Annuity Company)


                                TABLE OF CONTENTS

                                                                            PAGE
                                                                            ----
PART I.      FINANCIAL INFORMATION

  Item 1.    Financial Statements:
               Statements of Income .....................................     3
               Balance Sheets ...........................................     4
               Statements of Changes in Shareholder's Equity ............     5
               Statements of Cash Flows .................................     6
               Condensed Notes to Financial Statements ..................     7
             Independent Auditors' Review Report ........................     9

  Item 2.    Management's Analysis of the Results of Operations .........    10

PART II.     OTHER INFORMATION

  Item 1.    Legal Proceedings ..........................................    16

  Item 5.    Other Information ..........................................    16

  Item 6.    Exhibits and Reports on Form 8-K ...........................    16

Signature    ............................................................    17

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

                       AETNA INSURANCE COMPANY OF AMERICA
     (A wholly owned subsidiary of Aetna Life Insurance and Annuity Company)

                              Statements of Income
                                   (millions)

                                                           Three Months Ended June 30,          Six Months Ended June 30,
                                                           ---------------------------          -------------------------
                                                             1999                1998             1999              1998
                                                           -------             -------          -------           -------
Revenue:
  Charges assessed against policyholders                    $ 3.9               $ 2.8            $ 7.4             $ 5.1
  Net investment income                                       2.9                 2.4              5.9               4.8
  Net realized capital gains                                  0.1                   -              0.2               0.1
  Other income                                                0.4                 0.3              0.6               0.3
                                                           -------             -------          -------           -------
        Total revenue                                         7.3                 5.5             14.1              10.3

Benefits and expenses:
  Current and future benefits                                 2.0                 2.9              4.0               4.9
  Operating expenses                                          1.9                 1.2              3.8               2.6
  Amortization of deferred policy acquisition costs           1.1                 0.6              2.1               1.4
                                                           -------             -------          -------           -------
       Total benefits and expenses                            5.0                 4.7              9.9               8.9

Income before income taxes                                    2.3                 0.8              4.2               1.4

Income taxes                                                  0.8                 0.2              1.4               0.4
                                                           -------             -------          -------           -------

Net income                                                  $ 1.5               $ 0.6            $ 2.8             $ 1.0
                                                           =======             =======          =======           =======


See Condensed Notes to Financial Statements.

                       AETNA INSURANCE COMPANY OF AMERICA
     (A wholly owned subsidiary of Aetna Life Insurance and Annuity Company)

                                 Balance Sheets
                          (millions, except share data)


                                                                    June 30,     December 31,
                                                                      1999          1998
                                                                   ---------     -----------
Assets
------

Investments:
  Debt securities, available for sale, at fair value:
     (amortized cost: $148.1 and $138.2)                           $   146.2      $   142.3
  Equity securities, available for sale:
     Nonredeemable preferred stock (amortized cost: $1.1 and $3.1)       1.0            3.0
Cash and cash equivalents                                               26.9           16.5
Deferred policy acquisition costs                                       60.5           59.9
Accrued investment income                                                2.2            2.1
Deferred income taxes                                                    0.1              -
Income taxes receivable                                                  0.1              -
Premiums due and other receivables                                       5.9           13.3
Other assets                                                             0.4            0.4
Separate Accounts assets                                             1,079.5        1,008.0
                                                                   ---------      ---------

       Total assets                                                $ 1,322.8      $ 1,245.5
                                                                   =========      =========

Liabilities and Shareholder's Equity
------------------------------------

Liabilities:
  Policyholders' funds left with the Company                         $ 149.5        $ 153.2
  Other liabilities                                                     20.0           13.3
  Due to parent and affiliates                                           3.4            0.9
  Income taxes:
    Current                                                                -            0.1
    Deferred                                                               -            0.7
  Separate Accounts liabilities                                      1,080.9        1,006.5
                                                                   ---------      ---------
       Total liabilities                                             1,253.8        1,174.7
                                                                   ---------      ---------

Shareholder's equity:
  Common stock, par value $2,000 (1,275 shares
    authorized, issued and outstanding)                                  2.5            2.5
  Paid-in capital                                                       62.5           62.5
  Accumulated other comprehensive (loss) income                         (3.4)           1.2
  Retained earnings                                                      7.4            4.6
                                                                   ---------      ---------
       Total shareholder's equity                                       69.0           70.8
                                                                   ---------      ---------

       Total liabilities and shareholder's equity                  $ 1,322.8      $ 1,245.5
                                                                   =========      =========

See Condensed Notes to Financial Statements.

                       AETNA INSURANCE COMPANY OF AMERICA
     (A wholly owned subsidiary of Aetna Life Insurance and Annuity Company)

                  Statements of Changes in Shareholder's Equity
                                   (millions)


                                                                    Six Months Ended June 30,
                                                                    -------------------------

                                                                     1999              1998
                                                                    -------           -------

Shareholder's equity, beginning of period                           $ 70.8            $ 52.2

Comprehensive (loss) income
  Net income                                                           2.8               1.0
  Other comprehensive loss, net of tax:
     Unrealized losses on securities ($(7.1), pretax in 1999) (1)     (4.6)                -
                                                                    -------           -------
Total comprehensive (loss) income                                     (1.8)              1.0
                                                                    -------           -------

Shareholder's equity, end of  period                                $ 69.0            $ 53.2
                                                                    =======           =======

(1) Net of relassification adjustments




See Condensed Notes to Financial Statements.

                       AETNA INSURANCE COMPANY OF AMERICA
     (A wholly owned subsidiary of Aetna Life Insurance and Annuity Company)

                            Statements of Cash Flows
                                   (millions)


                                                                                                 Six Months Ended June 30,
                                                                                                 -------------------------

                                                                                                   1999              1998
                                                                                                 ------            ------
Cash Flows from Operating Activities:
      Net income                                                                                 $  2.8            $  1.0
      Adjustments to reconcile net income to net cash provided by
                (used for) operating activities:
               Net amortization of discount on debt securities                                        -              (0.3)
                                                                                                 ------            ------
                    Cash flows provided by operating activities and net
                    realized capital gains before changes in assets and liabilities                 2.8               0.7
              Net realized capital gains                                                           (0.2)             (0.1)
                                                                                                 ------            ------
                    Cash flows provided by operating activities before
                      changes in assets and liabilities                                             2.6               0.6
                     Changes in assets and liabilities:
                       (Increase) decrease in accrued investment income                            (0.1)              0.1
                       Increase in deferred policy acquisition costs                               (0.6)            (10.1)
                       Net change in amounts due to/from parent and affiliates                      2.5              (0.9)
                       Net change in other assets and liabilities                                  10.9               0.8
                       Increase in income taxes                                                     1.4               1.2
                                                                                                 ------            ------
              Net cash provided by (used for) operating activities                                 16.7              (8.3)
                                                                                                 ------            ------

Cash Flows from Investing Activities:
      Proceeds from sales of:
        Debt securities available for sale                                                          6.5              24.4
        Equity securities                                                                           2.0                 -
      Investment maturities and repayments of:
        Debt securites available for sale                                                          13.6               1.3
      Cost of investment purchases in:
        Debt securities available for sale                                                        (26.5)            (21.6)
                                                                                                 ------            ------
            Net cash (used for) provided by investing activities                                   (4.4)              4.1
                                                                                                 ------            ------

Cash Flows from Financing Activities:
      Deposits and interest credited for investment contracts                                       7.1              10.5
      Withdrawal of investment contracts                                                           (9.0)             (6.2)
                                                                                                 ------            ------
            Net cash (used for) provided by financing activities                                   (1.9)              4.3
                                                                                                 ------            ------

Net increase in cash and cash equivalents                                                          10.4               0.1
Cash and cash equivalents, beginning of period                                                     16.5              12.5
                                                                                                 ------            ------

Cash and cash equivalents, end of period                                                         $ 26.9            $ 12.6
                                                                                                 ======            ======


Supplemental cash flow information:
      Income taxes received, net                                                                 $    -            $ (2.3)
                                                                                                 ======            ======

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

2. Future Accounting Standard
   --------------------------

   In June 1998, the Financial Accounting Standards Board ("FASB") issued Financial Accounting Standard ("FAS") No. 133, Accounting for Derivative Instruments and Hedging Activities. This standard requires companies to record all derivatives on the balance sheet as either assets or liabilities and measure those instruments at fair value. The manner in which companies are to record gains or losses resulting from changes in the values of those derivatives depends on the use of the derivative and whether it qualifies for hedge accounting. As amended by FAS No. 137, Accounting for Derivative Instruments and Hedging Activities - Deferral of the Effective Date of FASB Statement No. 133, this standard is effective for the Company's financial statements beginning January 1, 2001, with early adoption permitted. The Company is currently evaluating the impact of the adoption of this standard and the potential effect on its financial position and results of operations.

                       AETNA INSURANCE COMPANY OF AMERICA
     (A wholly owned subsidiaryof Aetna Life Insurance and Annuity Company)

               Condensed Notes to Financial Statements (continued)


3. Additional Information - Accumulated Other Comprehensive (Loss) Income
   ----------------------------------------------------------------------

   Changes in accumulated other comprehensive (loss) income related to changes in unrealized losses on securities (excluding those related to experience-rated contractholders) were as follows:

                                                                            Six Months Ended June 30,
                                                                            ------------------------
   (Millions)                                                                    1999        1998
   -------------------------------------------------------------------------------------------------
   Unrealized holding (losses) gains arising during the period  (1)            $  (4.5)    $  0.3

   Less: reclassification adjustments for amortization of net
     investment discounts and gains included in net income  (2)                    0.1        0.3
   -------------------------------------------------------------------------------------------------
   Net unrealized losses on securities                                         $  (4.6)    $    -
   =================================================================================================

   (1) Pretax unrealized holding (losses) gains arising during the period were $(6.9) million and $0.4 million for 1999 and 1998, respectively.

   (2) Pretax reclassification adjustments for amortization of net investment discounts and gains included in net income were $0.2 million and $0.4 million for 1999 and 1998, respectively.


4. Litigation
   ----------

   The Company is not currently involved in any material litigation.

                       Independent Auditors' Review Report


The Board of Directors
Aetna Insurance Company of America:


We have reviewed the accompanying condensed balance sheet of Aetna Insurance Company of America as of June 30, 1999, and the related condensed statements of income for the three-month and six-month periods ended June 30, 1999 and 1998 and the related condensed statement of changes in shareholder's equity and cash flows for the six-month periods ended June 30, 1999 and 1998. These condensed financial statements are the responsibility of the Company's management.

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


Hartford, Connecticut
July 28, 1999

Item 2. Management's Analysis of the Results of Operations

The following discussion and analysis presents a review of the Company for the three and six months ended June 30, 1999 and 1998. This review should be read in conjunction with the financial statements and other data presented herein as well as the "Management's Analysis of the Results of Operations" contained in the Company's 1998 Annual Report on Form 10-K.


Results of Operations

                                                         Three Months Ended         Six Months Ended
                                                             June 30,                   June 30,
                                                        -------------------------------------------------
(Millions)                                               1999         1998          1999           1998
---------------------------------------------------------------------------------------------------------
Revenue:
  Charges assessed against policyholders                $  3.9      $   2.8      $    7.4       $    5.1
  Net investment income                                    2.9          2.4           5.9            4.8
  Net realized capital gains                               0.1            -           0.2            0.1
  Other income                                             0.4          0.3           0.6            0.3
---------------------------------------------------------------------------------------------------------
    Total revenue                                          7.3          5.5          14.1           10.3
---------------------------------------------------------------------------------------------------------
Benefits and expenses:
  Current and future benefits                              2.0          2.9           4.0            4.9
  Operating expenses                                       1.9          1.2           3.8            2.6
  Amortization of deferred policy acquisition costs        1.1          0.6           2.1            1.4
---------------------------------------------------------------------------------------------------------
    Total benefits and expenses                            5.0          4.7           9.9            8.9
---------------------------------------------------------------------------------------------------------
Income before income taxes                                 2.3          0.8           4.2            1.4
Income taxes                                               0.8          0.2           1.4            0.4
---------------------------------------------------------------------------------------------------------
Net income                                              $  1.5      $   0.6      $    2.8       $    1.0
=========================================================================================================
Net realized capital gains, net of tax (included above) $  0.1      $     -      $    0.1       $    0.1
=========================================================================================================

---------------------------------------------------------------------------------------------------------
Deposits not included above:
  Annuities - Fixed Options                             $  1.9      $  24.5      $    6.5       $   53.4
  Annuities - Variable Options                             4.2         58.4          15.0          110.4
 --------------------------------------------------------------------------------------------------------
    Total                                               $  6.1      $  82.9      $   21.5       $  163.8
=========================================================================================================

---------------------------------------------------------------------------------------------------------
Assets under management: (1)
  Annuities - Fixed Options  (2)                                                 $  233.6       $  272.6
  Annuities - Variable Options (3)                                                  988.8          782.1
---------------------------------------------------------------------------------------------------------
    Total (4)                                                                    $1,222.4       $1,054.7
=========================================================================================================

(1) Excludes a net unrealized capital loss of $1.9 million and a net unrealized capital gain of $3.8 million at June 30, 1999 and 1998, respectively.

(2) Includes $86.1 million and $124.3 million related to the assets supporting a guaranteed interest option at June 30, 1999 and 1998, respectively.

(3) Includes $778.0 million and $616.5 million at June 30, 1999 and 1998, respectively, of assets invested through the Company's products in unaffiliated mutual funds.

(4) Includes $343.6 million and $351.5 million of assets managed by Aeltus Investment Management, Inc., an affiliate of the Company, at June 30, 1999 and 1998, respectively, and includes $100.8 million and $86.7 million of assets managed by its parent, ALIAC, at June 30, 1999 and 1998, respectively.

The Company reported net income of $1.5 million and $0.6 million for the three months ended June 30, 1999 and 1998, respectively, and $2.8 million and $1.0 million for the six months ended June 30, 1999 and 1998, respectively. Excluding net realized capital gains, results for the three and six months ended June 30, 1999 increased $0.8 million and $1.8 million compared to the same periods a year ago due to increased fee income from higher levels of assets under management partially offset by increased operating expenses.

Assets under management at the end of the second quarter of 1999 increased over the same period in 1998 primarily because of appreciation in the stock market. Deposits for the three months and six months ended June 30, 1999 decreased over the same periods in 1998 because of a decrease in sales (see "Outlook" below).

Outlook

The Company anticipates that, in the near term, it will stop selling certain existing products. This will not affect contracts the Company has already issued, as the Company will continue to maintain and accept additional contributions into these existing contracts. However, the Company anticipates that deposits may decrease over time.

There is a possibility that the Company will begin selling new products in the future. If new products are marketed, it is expected that sales will increase following any start of significant marketing of new products.


General Account Investments

The Company's invested assets were comprised of the following:

(Millions)                                            June 30, 1999   December 31, 1998
----------------------------------------------------------------------------------------
Debt securities, available for sale, at fair value        $146.2            $142.3
Nonredeemable preferred stock                                1.0               3.0
----------------------------------------------------------------------------------------
     Total investments                                    $147.2            $145.3
========================================================================================

Debt Securities

At June 30, 1999 and December 31, 1998, $134.2 million (92% of the total debt securities) and $133.4 million (94% of total debt securities), respectively, supported experience-rated contracts.

Debt securities reflected net unrealized capital losses of $1.9 million at June 30, 1999 compared to net unrealized capital gains of $4.1 million at December 31, 1998. Of the total net unrealized capital losses at June 30, 1999, a net unrealized capital gain of $2.0 million relates to assets supporting experience-rated contracts.

It is management's objective that the portfolio of debt securities be of high quality and be well diversified by market sector. The debt securities in the Company's portfolio are generally rated by external rating agencies, and, if not externally rated, are rated by the Company on a basis believed to be similar to that used by the rating agencies. The average quality rating of the Company's debt security portfolio at June 30, 1999 and December 31, 1998 was AA- for both periods.

The percentage of total debt securities by quality rating category is as follows:

                      June 30, 1999     December 31, 1998
                   ---------------------------------------
AAA                       38.4%               38.4%
AA                         8.0                 8.5
A                         32.8                33.5
BBB                       20.8                19.6
                   ---------------------------------------
                         100.0%              100.0%
                   =======================================


The percentage of total debt securities by market sector is as follows:

                                                June 30, 1999       December 31, 1998
                                               --------------------------------------
U.S. Corporate Securities                            56.9%               56.7%
U.S. Treasuries/Agencies                             14.8                16.4
Residential Mortgage-Backed Securities               10.3                 6.9
Commercial/Multifamily Mortgage-Backed
  Securities                                          6.4                 7.4
Foreign Securities - U.S. Dollar Denominated          6.0                 6.3
Asset-Backed Securities                               5.6                 6.3
                                               ======================================
                                                    100.0%              100.0%
                                               ======================================

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

State of Readiness

In 1997, the Company's ultimate parent, Aetna, organized a multi-disciplinary Year 2000 Project Team, including outside consultants. The Year 2000 Project Team and Aetna's businesses and subsidiaries, including the Company, have developed and are currently executing a comprehensive plan designed to make their mission-critical IT systems and embedded systems Year 2000 ready. Outside consultants have reviewed Aetna's overall process, plan and progress to date. Aetna's plan for IT systems consists of several phases: (i) inventory - identifying all IT systems and risk rating each according to its potential business impact; (ii) assessment - identifying IT systems that use date functions and assessing them for Year 2000 functionality; (iii) remediation - reprogramming, or replacing where necessary, inventoried items to make them Year 2000 ready; and (iv) testing and certification - testing the code modifications and new inventory with other associated systems, including extensive date testing, and performing quality assurance testing to determine if they will successfully operate in the post-1999 environment. The Company shares the same IT systems as its parent, ALIAC, which is addressing those systems in a manner consistent with Aetna's plan. The following discussion, therefore, focuses on ALIAC's and Aetna's Year 2000 program.

Aetna completed the inventory and assessment phases for substantially all of its IT systems and those of its subsidiaries, including those of the Company, by year-end 1997. Aetna completed the remediation, testing and certification of substantially all of its IT systems and those of its subsidiaries, including all of the IT systems of the Company, by June 30, 1999.

Aetna is handling substantially all aspects of the Year 2000 issue as it relates to the Company's embedded systems. Aetna has inventoried and risk rated substantially all of its embedded systems and those of its subsidiaries, including those of the facilities the Company occupies. The results of these processes indicate that embedded systems should not present a material Year 2000 risk to the Company. Aetna's remaining steps include testing selected embedded systems and remediating and certifying systems that exhibit Year 2000 issues. Aetna is focusing its testing and remediation efforts on select embedded systems of its mission-critical facilities, such as data centers, service centers, communications centers and select office locations. Aetna plans to complete the testing of these systems by September 30, 1999, and the remediation and certification of these systems by year-end 1999.

The Company believes that its Year 2000 project is on schedule.

External Relationships

The Company also faces the risk that one or more of its critical suppliers ("external relationships") will not be able to interact with the Company due to the third party's inability to resolve its own Year 2000 issues, including those associated with its own external relationships. ALIAC has completed its inventory of the Company's external relationships and risk rated each external relationship based upon the potential business impact, available alternatives and cost of substitution. In the case of mission-critical suppliers, such as certain banks, telecommunications providers and other utilities, mutual fund companies, IT vendors and financial market data providers, either Aetna or ALIAC is engaged in discussions with the third parties and is attempting to obtain detailed information as to those parties' Year 2000 plans and state of readiness. A significant portion of ALIAC's and the Company's critical external relationships have informed them that they are not aware of any Year 2000 related reason that they will not be able to perform their obligations to ALIAC and the Company in all material respects.

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

Risks and Contingency/Recovery Planning

If the Company's Year 2000 issues were unresolved, potential consequences would include, among other possibilities, the inability to accurately and timely update customers' accounts; process financial transactions; price securities; bill customers; assess exposure to investment risks; determine liquidity requirements or report accurate data to management, shareholders, customers, regulators and others; as well as business interruptions or shutdowns; financial losses; reputational harm; increased scrutiny by regulators; and litigation related to Year 2000 issues. ALIAC is attempting to limit the potential impact of the Year 2000 by monitoring the progress of its own Year 2000 project and those of its and the Company's critical external relationships and by developing contingency/recovery plans. ALIAC cannot guarantee that it will be able to resolve all of its and the Company's Year 2000 issues. Any critical unresolved Year 2000 issues at ALIAC or the Company or their external relationships, however, could have a material adverse effect on the Company's results of operations, liquidity or financial condition.

ALIAC is developing contingency/recovery plans aimed at sustaining the continuity of critical business functions before and after December 31, 1999. As part of its contingency planning process, ALIAC has identified reasonably possible Year 2000 failure scenarios and is developing contingency plans for those failure scenarios it believes could have a significant impact on its or the Company's operations. These scenarios include, but are not limited to, limitations on suppliers' and customers' ability to interact electronically with ALIAC or the Company, Year 2000 related failures at key external relationships, limitations on the ability of ALIAC's or the Company's suppliers or customers to move funds electronically, failures in pricing securities and increased call volumes. ALIAC's planned responses to these scenarios include, but are not limited to, use of alternative suppliers, use of outside providers to supplement internal capabilities and reallocation of existing resources.

ALIAC has completed its high level contingency plans for itself and the Company and is continuing to review and refine the detailed plans it has developed. ALIAC expects contingency/recovery planning to be substantially complete by September 1999.

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


Item 5. Other Information

Ratings

The Company's claims paying/financial strength ratings are as follows:

                                            Rating Agencies
                     --------------------------------------------------------------
                       A.M. Best     Duff & Phelps      Moody's      Standard &
                                                      Investors        Poor's
                                                       Service
-----------------------------------------------------------------------------------
 April 27, 1999           A              AA              Aa3            AA-
 July 28, 1999 (1)        A              AA              Aa3            AA-
-----------------------------------------------------------------------------------

(1) Moody's Investors Service and Standard and Poor's currently have the Company's financial strength rating on outlook negative.


Item 6. Exhibits and Reports on Form 8-K.

      (a) Exhibits

          (10) Material Contracts

          10.1 The Aetna Services, Inc. Supplemental Pension Benefit Plan Amended and Restated as of January 1, 1999 incorporated herein by reference to Aetna Inc.'s Form 10-Q filed on July 29, 1999. *
          10.2 The Aetna Services, Inc. Supplemental Incentive Savings Plan Amended and Restated as of January 1, 1999 incorporated herein by reference to Aetna Inc.'s Form 10-Q filed on July 29, 1999. *
          10.3 Employment Agreement, dated as of April 6, 1999, by and between the Company and Thomas J. McInerney incorporated herein by reference to Aetna Inc.'s Form 10-Q filed on July 29, 1999. *

               * Management contract or compensatory plan or arrangement.

          (27) Financial Data Schedule.


      (b) Reports on Form 8-K

          None.

                               SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                AETNA INSURANCE COMPANY OF AMERICA
                                ----------------------------------
                                (Registrant)


August 12, 1999                 By /s/ Deborah Koltenuk
----------------                   -------------------------------------
(Date)                              Deborah Koltenuk
                                    Vice President, Corporate Controller
                                      and Assistant Treasurer
                                      (Chief Accounting Officer)