Form 10-Q
period 1999-09-30
AETNA INSURANCE CO OF AMERICA
filed 1999-11-12
CIK 925988

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    Form 10-Q

                Quarterly Report Pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934


For the quarterly period ended September 30, 1999 Commission file number
                               ------------------
33-81010
--------

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

                         Yes     X         No
                              -------          -------
Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                                                       Shares Outstanding
Title of Class                                         at October 29, 1999
--------------                                      ------------------------
Common Capital Stock, par value $2,000                         1,275

The registrant meets the conditions set forth in General Instruction H(1)(a) and
(b) of Form 10-Q and is therefore filing this Form with the reduced disclosure format.

                       AETNA INSURANCE COMPANY OF AMERICA
     (A wholly owned subsidiary of Aetna Life Insurance and Annuity Company)


                                TABLE OF CONTENTS

                                                                            PAGE
PART I.     FINANCIAL INFORMATION

   Item 1.  Financial Statements:
               Statements of Income..........................................  3
               Balance Sheets................................................  4
               Statements of Changes in Shareholder's Equity.................  5
               Statements of Cash Flows......................................  6
               Condensed Notes to Financial Statements.......................  7
            Independent Auditors' Review Report..............................  9

   Item 2.  Management's Analysis of the Results of Operations............... 10


PART II.    OTHER INFORMATION

   Item 1.  Legal Proceedings................................................ 17

   Item 5.  Other Information................................................ 17

   Item 6.  Exhibits and Reports on Form 8-K................................. 17

Signature   ................................................................. 18

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements


                       AETNA INSURANCE COMPANY OF AMERICA
     (A wholly owned subsidiary of Aetna Life Insurance and Annuity Company)

                              Statements of Income
                                   (millions)



                                                         Three Months Ended September 30,         Nine Months Ended September 30,
                                                        -----------------------------------      -----------------------------------
                                                             1999                1998                 1999               1998
                                                        ---------------     ---------------      ---------------    ----------------
Revenue:
  Charges assessed against policyholders                     $     4.0           $     3.0            $    11.4           $     8.1
  Net investment income                                            2.8                 2.8                  8.7                 7.6
  Net realized capital losses                                     (0.4)               (0.4)                (0.2)               (0.3)
  Other income                                                     0.4                 0.2                  1.0                 0.5
                                                        ---------------     ---------------      ---------------    ----------------
       Total revenue                                               6.8                 5.6                 20.9                15.9

Benefits and expenses:
  Current and future benefits                                      2.0                 2.0                  6.0                 6.9
  Operating expenses:
      Salaries and related benefits                                0.7                 0.6                  2.1                 2.3
      Other                                                        1.0                 1.3                  3.4                 2.2
  Amortization of deferred policy acquisition costs                1.2                 1.2                  3.3                 2.6
                                                        ---------------     ---------------      ---------------    ----------------
       Total benefits and expense                                  4.9                 5.1                 14.8                14.0

Income before income taxes                                         1.9                 0.5                  6.1                 1.9

Income taxes                                                       0.6                   -                  2.0                 0.4
                                                        ---------------     ---------------      ---------------    ----------------

Net income                                                   $     1.3           $     0.5            $     4.1           $     1.5
                                                        ===============     ===============      ===============    ================


See Condensed Notes to Financial Statements.

                       AETNA INSURANCE COMPANY OF AMERICA
     (A wholly owned subsidiary of Aetna Life Insurance and Annuity Company)

                                 Balance Sheets
                          (millions, except share data)


                                                                                September 30,         December 31,
                                                                                   1999                  1998
                                                                             -----------------     -----------------
Assets
------
Investments:
  Debt securities, available for sale, at fair value:
     (amortized cost: $141.7 and $138.2)                                        $     138.1            $    142.3
  Equity securities, available for sale:
     Nonredeemable preferred stock (amortized cost: $1.1 and $3.1                       1.0                   3.0
Cash and cash equivalents                                                              33.8                  16.5
Deferred policy acquisition costs                                                      59.9                  59.9
Accrued investment income                                                               1.9                   2.1
Premiums due and other receivables                                                      7.4                  13.3
Other assets                                                                            0.6                   0.4
Separate Accounts assets                                                            1,035.0               1,008.0
                                                                               -------------          ------------
       Total assets                                                            $    1,277.7           $   1,245.5
                                                                               =============          ============


Liabilities and Shareholder's Equity
------------------------------------
Liabilities:
  Policyholders' funds left with the Company                                    $     142.4            $    153.2
  Other liabilities                                                                    19.4                  13.3
  Due to parent and affiliates                                                          4.0                   0.9
  Income taxes:
    Current                                                                             0.5                   0.1
    Deferred                                                                            2.1                   0.7
  Separate Accounts liabilities                                                     1,036.8               1,006.5
                                                                               -------------          ------------
       Total liabilities                                                            1,205.2               1,174.7
                                                                               -------------          ------------

Shareholder's equity:
  Common stock, par value $2,000 (1,275 shares
    authorized, issued and outstanding)                                                 2.5                   2.5
  Paid-in capital                                                                      62.5                  62.5
  Accumulated other comprehensive (loss) income                                        (1.2)                  1.2
  Retained earnings                                                                     8.7                   4.6
                                                                               -------------          ------------
       Total shareholder's equity                                                      72.5                  70.8
                                                                               -------------          ------------

       Total liabilities and shareholder's equity                              $    1,277.7           $   1,245.5

                                                                               =============          ============

See Condensed Notes to Financial Statements.

                       AETNA INSURANCE COMPANY OF AMERICA
    (A wholly owned subsidiary of Aetna Life Insurance and Annuity Company)

                  Statements of Changes in Shareholder's Equity
                                   (millions)


                                                                           Nine Months Ended September 30,
                                                                           --------------------------------
                                                                                1999               1998
                                                                           -------------      -------------
Shareholder's equity, beginning of period                                     $   70.8           $    52.2

Comprehensive income
  Net income                                                                       4.1                 1.5
  Other comprehensive (loss) income, net of tax:
     Unrealized (losses) gains on securities ($(3.7) and $0.2, pretax)(1)         (2.4)                0.1
                                                                           -------------      -------------
Total comprehensive income                                                         1.7                 1.6
                                                                           -------------      -------------
Shareholder's equity, end of  period                                          $   72.5           $    53.8
                                                                           =============      =============


(1) Net of relassification adjustments





See Condensed Notes to Financial Statements.

                       AETNA INSURANCE COMPANY OF AMERICA
     (A wholly owned subsidiary of Aetna Life Insurance and Annuity Company)

                            Statements of Cash Flows
                                   (millions)


                                                                                             Nine Months Ended September 30,
                                                                                             -------------------------------
                                                                                                 1999              1998
                                                                                                 ----              ----

Cash Flows from Operating Activities:
         Net income                                                                        $      4.1          $    1.5
         Adjustments to reconcile net income to net cash provided by
            (used for) operating activities:
                 Net amortization of discount on debt securities                                    -              (0.1)
                 Net realized capital losses                                                      0.2               0.3
                 Changes in assets and liabilities:
                         Decrease in accrued investment income                                    0.2               0.2
                         Increase in deferred policy acquisition costs                              -             (12.9)
                         Net change in amounts due to/from parent and affiliates                  3.1               3.3
                         Net change in other assets and liabilities                              11.4              (3.1)
                         Increase in income taxes                                                 3.0               1.7
                                                                                           -----------         ---------
Net cash provided by (used for) operating activities                                             22.0              (9.1)
                                                                                           -----------         ---------

Cash Flows from Investing Activities:
         Proceeds from sales of:
           Debt securities available for sale                                                    17.1              27.8
           Equity securities                                                                      2.0                 -
         Investment maturities and repayments of:
           Debt securites available for sale                                                     16.2               1.9
         Cost of investment purchases in:
           Debt securities available for sale                                                   (36.6)            (30.7)
                                                                                            ----------         ---------
Net cash used for investing activities                                                           (1.3)             (1.0)
                                                                                           -----------         ---------

Cash Flows from Financing Activities:
         Deposits and interest credited for investment contracts                                  9.7              15.1
         Withdrawal of investment contracts                                                     (13.1)            (10.1)
                                                                                           -----------         ---------
Net cash (used for) provided by financing activities                                             (3.4)              5.0
                                                                                           -----------         ---------

Net increase (decrease) in cash and cash equivalents                                             17.3              (5.1)
Cash and cash equivalents, beginning of period                                                   16.5              12.5
                                                                                           -----------         ---------

Cash and cash equivalents, end of period                                                   $     33.8          $    7.4
                                                                                           ===========         =========

Supplemental cash flow information:
         Income taxes received, net                                                        $     (0.9)         $   (2.8)
                                                                                           ===========         =========


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

                       AETNA INSURANCE COMPANY OF AMERICA
     (A wholly owned subsidiary of Aetna Life Insurance and Annuity Company)

               Condensed Notes to Financial Statements (continued)


3.  Additional Information - Accumulated Other Comprehensive (Loss) Income
    ----------------------------------------------------------------------

    Changes in accumulated other comprehensive (loss) income related to changes in unrealized losses on securities (excluding those related to experience-rated contractholders) were as follows:

                                                                                   Nine Months Ended September 30,
                                                                                  ----------------- -----------------
      (Millions)                                                                         1999              1998
     ----------------------------------------------------------------------------------------------------------------
     Unrealized holding (losses) gains arising during the period  (1)                 $    (2.5)        $     0.2
     Less:  reclassification adjustments for amortization of net
       investment discounts and gains included in net income  (2)                          (0.1)              0.1
     ================================================================================================================
     Net unrealized (losses) gains on securities                                      $    (2.4)        $     0.1
     ================================================================================================================

     (1) Pretax unrealized holding (losses) gains arising during the period were $(3.9) million and $0.3 million for 1999 and 1998, respectively.

     (2) Pretax reclassification adjustments for amortization of net investment discounts and gains included in net income were $(0.2) million and $0.1 million for 1999 and 1998, respectively.


4.  Litigation
    ----------

    The Company is not currently involved in any material litigation.

                       Independent Auditors' Review Report


The Board of Directors
Aetna Insurance Company of America:


We have reviewed the accompanying condensed balance sheet of Aetna Insurance Company of America as of September 30, 1999, and the related condensed statements of income for the three-month and nine-month periods ended September 30, 1999 and 1998, and the related condensed statements of changes in shareholder's equity and cash flows for the nine-month periods ended September 30, 1999 and 1998. These condensed financial statements are the responsibility of the Company's management.

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


Hartford, Connecticut
October 27, 1999

Item 2.    Management's Analysis of the Results of Operations

The following discussion and analysis presents a review of the Company for the three and nine months ended September 30, 1999 and 1998. This review should be read in conjunction with the financial statements and other data presented herein as well as the "Management's Analysis of the Results of Operations" contained in the Company's 1998 Annual Report on Form 10-K.


Results of Operations

                                                                      Three Months Ended            Nine Months Ended
                                                                         September 30,                September 30,
                                                                  -------------------------------------------------------
(Millions)                                                             1999          1998          1999          1998
-------------------------------------------------------------------------------------------------------------------------
Revenue:
  Charges assessed against policyholders                            $    4.0      $    3.0      $   11.4      $    8.1
  Net investment income                                                  2.8           2.8           8.7           7.6
  Net realized capital losses                                           (0.4)         (0.4)         (0.2)         (0.3)
  Other income                                                           0.4           0.2           1.0           0.5
-------------------------------------------------------------------------------------------------------------------------
      Total revenue                                                      6.8           5.6          20.9          15.9
-------------------------------------------------------------------------------------------------------------------------
Benefits and expenses:
  Current and future benefits                                            2.0           2.0           6.0           6.9
  Operating expenses                                                     1.7           1.9           5.5           4.5
  Amortization of deferred policy acquisition costs                      1.2           1.2           3.3           2.6
-------------------------------------------------------------------------------------------------------------------------
      Total benefits and expenses                                        4.9           5.1          14.8          14.0
-------------------------------------------------------------------------------------------------------------------------
Income before income taxes                                               1.9           0.5           6.1           1.9
Income taxes                                                             0.6           -             2.0           0.4
-------------------------------------------------------------------------------------------------------------------------
Net income                                                          $    1.3      $    0.5      $    4.1      $    1.5
=========================================================================================================================
Net realized capital losses, net of tax  (included above)           $   (0.3)     $   (0.3)     $   (0.1)     $   (0.2)
=========================================================================================================================

-------------------------------------------------------------------------------------------------------------------------
Deposits not included above:
  Annuities - fixed options                                         $    1.0      $   13.9      $    7.5         $67.2
  Annuities - variable options                                           3.2          39.8          18.2         150.3
-------------------------------------------------------------------------------------------------------------------------
      Total                                                         $    4.2      $   53.7      $   25.7     $   217.5
=========================================================================================================================

-------------------------------------------------------------------------------------------------------------------------
Assets under management: (1)
  Annuities - fixed options  (2)                                                                $  226.5     $   260.6
  Annuities - variable options (3)                                                                 942.4         743.8
-------------------------------------------------------------------------------------------------------------------------
      Total (4)                                                                                  1,168.9     $ 1,004.4
=========================================================================================================================

(1) Excludes a net unrealized capital loss of $(3.6) million and a net unrealized capital gain of $4.7 million at September 30, 1999 and 1998, respectively.

(2) Includes $80.3 million and $111.6 million related to the assets supporting a guaranteed interest option at September 30, 1999 and 1998, respectively.

(3) Includes $734.3 million and $581.7 million at September 30, 1999 and 1998, respectively, of assets invested through the Company's products in unaffiliated mutual funds.

(4) Includes $337.8 million and $347.5 million of assets managed by Aeltus Investment Management, Inc., an affiliate of the Company, at September 30, 1999 and 1998, respectively, and includes $96.7 million and $75.2 million of assets managed by its parent, ALIAC, at September 30, 1999 and 1998, respectively.

Item 2. Management's Analysis of the Results of Operations (continued) Results of Operations (continued)

The Company reported net income of $1.3 million and $0.5 million for the three months ended September 30, 1999 and 1998, respectively, and $4.1 million and $1.5 million for the nine months ended September 30, 1999 and 1998, respectively. Excluding net realized capital losses, results for the three and nine months ended September 30, 1999 increased $0.8 million and $2.5 million compared to the same periods a year ago due to increased fee income from higher levels of assets under management.

Assets under management at the end of the third quarter of 1999 increased over the same period in 1998 primarily because of appreciation in the stock market. Deposits for the three months and nine months ended September 30, 1999 decreased over the same periods in 1998 because of a decline in sales (see "Outlook" below).

Outlook

Since 1990, the Company has offered group and individual products, principally as a non-qualified annuity, a qualified individual retirement annuity (IRA) or as a qualified contract for use with certain employer sponsored retirement plans. Qualified contracts offered under employer retirement plans and qualified IRAs are those that meet certain requirements of the Internal Revenue Code. Employers sponsoring and individuals participating in these qualified retirement plans are allowed special tax considerations.

A majority of the contracts are deferred, although a portion of the contracts are immediate payout annuities. Although the Company is not actively marketing these products, the Company plans to continue to make them available through dedicated agents, although some sales, in particular the non-qualified and IRA sales, may be made through brokering agents and certain banks that have selling agreements with the Company.

In the third quarter of 1999, the Company began the process of changing its state of domicile from Connecticut to Florida to take advantage of new distribution opportunities. In the fourth quarter of 1999, the Company will begin to focus its marketing efforts principally on expanding its group annuity products with the offering, through dedicated agents, of contracts to public, tax exempt and private employers sponsoring retirement plans. The Company also plans to explore alternative methods of distribution, such as direct marketing.


General Account Investments

The Company's invested assets were comprised of the following:

(Millions)                                                         September 30, 1999         December 31, 1998
--------------------------------------------------------------------------------------------------------------------
Debt securities, available for sale, at fair value                      $   138.1                 $   142.3
Nonredeemable preferred stock                                                 1.0                       3.0
--------------------------------------------------------------------------------------------------------------------
     Total investments                                                  $   139.1                 $   145.3
====================================================================================================================

Item 2. Management's Analysis of the Results of Operations (continued) General Account Investments (continued)

Debt Securities

At September 30, 1999 and December 31, 1998, $126.0 million (91% of the total debt securities) and $133.4 million (94% of total debt securities), respectively, supported experience-rated contracts.

Debt securities reflected net unrealized capital losses of $3.6 million at September 30, 1999 compared to net unrealized capital gains of $4.1 million at December 31, 1998. The net unrealized capital losses at September 30, 1999 related entirely to assets supporting experience-rated contracts.

It is management's objective that the portfolio of debt securities be of high quality and be well diversified by market sector. The debt securities in the Company's portfolio are generally rated by external rating agencies, and, if not externally rated, are rated by the Company on a basis believed to be similar to that used by the rating agencies. The average quality rating of the Company's debt security portfolio at September 30, 1999 and December 31, 1998 was AA- for both periods.

The percentage of total debt securities by quality rating category is as follows:

                                 September 30, 1999          December 31, 1998
------------------------------------------------------------------------------------
AAA                                     36.5%                       38.4%
AA                                       9.7                         8.5
A                                       31.6                        33.5
BBB                                     22.2                        19.6
------------------------------------------------------------------------------------
                                       100.0%                      100.0%
====================================================================================


The percentage of total debt securities by market sector is as follows:

                                                          September 30, 1999     December 31, 1998
-----------------------------------------------------------------------------------------------------
U.S. Corporate Securities                                       58.6%                  56.7%
U.S. Treasuries/Agencies                                        13.0                   16.4
Residential Mortgage-Backed Securities                          10.4                    6.9
Commercial/Multifamily Mortgage-Backed Securities                6.5                    7.4
Foreign Securities - U.S. Dollar Denominated                     6.3                    6.3
Asset-Backed Securities                                          5.2                    6.3
-----------------------------------------------------------------------------------------------------
                                                               100.0%                 100.0%
=====================================================================================================

Item 2.    Management's Analysis of the Results of Operations (continued)

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

State of Readiness

In 1997, the Company's ultimate parent, Aetna, organized a multi-disciplinary Year 2000 Project Team, including outside consultants. The Year 2000 Project Team and Aetna's businesses and subsidiaries, including the Company, have developed and are currently executing a comprehensive plan designed to make their mission-critical IT systems and embedded systems Year 2000 ready. Outside consultants have reviewed Aetna's overall process, plan and progress to date. Aetna's plan for IT systems consists of several phases: (i) inventory - identifying all IT systems and risk rating each according to its potential business impact; (ii) assessment - identifying IT systems that use date functions and assessing them for Year 2000 functionality; (iii) remediation - reprogramming, or replacing where necessary, inventoried items to make them Year 2000 ready; and (iv) testing and certification - testing the code modifications and new inventory with other associated systems, including extensive date testing, and performing quality assurance testing to determine if they will operate successfully in the post-1999 environment. The Company shares the same IT systems as its parent, ALIAC, which is addressing those systems in a manner consistent with Aetna's plan. The following discussion, therefore, focuses on ALIAC's and Aetna's Year 2000 program.

Aetna has completed the inventory, assessment, remediation, testing and certification of its IT systems and those of its subsidiaries, including those of the Company.

Aetna is handling substantially all aspects of the Year 2000 issue as it relates to the Company's embedded systems. Aetna has inventoried and risk rated substantially all of its embedded systems and those of its subsidiaries, including those of the facilities the Company occupies. The results of these processes indicate that embedded systems should not present a material Year 2000 risk to the Company. Aetna's remaining steps include testing selected embedded systems and remediating and certifying systems that exhibit Year 2000 issues. Aetna is focusing its testing and remediation efforts on select embedded systems of its mission-critical facilities, such as data centers, service centers, communications centers and select office locations. Aetna has completed the testing, remediation and certification of a significant portion of these systems, and the remaining work will be completed by year-end 1999.

Item 2. Management's Analysis of the Results of Operations (continued) Year 2000 (continued)

The Company believes that its Year 2000 project is on schedule.

External Relationships

The Company also faces the risk that one or more of its critical suppliers ("external relationships") will not be able to interact with the Company due to the third party's inability to resolve its own Year 2000 issues, including those associated with its own external relationships. ALIAC has completed its inventory of the Company's external relationships and risk rated each external relationship based upon the potential business impact, available alternatives and cost of substitution. In the case of mission-critical suppliers, such as certain banks, telecommunications providers and other utilities, mutual fund companies, IT vendors and financial market data providers, either Aetna or ALIAC is engaged in discussions with the third parties and has obtained detailed information as to those parties' Year 2000 plans and state of readiness. A significant portion of ALIAC's and the Company's critical external relationships have informed ALIAC or the Company that they are not aware of any Year 2000 related reason that they will not be able to perform their obligations to ALIAC and the Company in all material respects.

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

Item 2. Management's Analysis of the Results of Operations (continued) Year 2000 (continued)

ALIAC has developed contingency/recovery plans aimed at sustaining the continuity of critical business functions before and after December 31, 1999. As part of its contingency planning process, ALIAC has identified reasonably possible Year 2000 failure scenarios and has developed contingency plans for those failure scenarios it believes could have a significant impact on its or the Company's operations. ALIAC is continuing to validate, refine and test these plans. The scenarios ALIAC is planning for include, but are not limited to, limitations on suppliers' and customers' ability to interact electronically with ALIAC or the Company, Year 2000 related failures at key external relationships, limitations on the ability of ALIAC's or the Company's suppliers or customers to move funds electronically, failures in pricing securities and increased call volumes. ALIAC's planned responses to these scenarios include, but are not limited to, reallocation of existing resources, use of alternative processes and procedures, use of outside providers to supplement internal capabilities and use of alternative suppliers.


Forward-Looking Information/Risk Factors

The Private Securities Litigation Reform Act of 1995 (the "1995 Act") provides a "safe harbor" for forward-looking statements, so long as (1) those statements are identified as forward-looking and (2) the statements are accompanied by meaningful cautionary statements that identify important factors that could cause actual results to differ materially from those discussed in the statement. The Company wants to take advantage of these safe harbor provisions.

Certain information contained in this Management's Analysis of the Results of Operations is forward-looking within the meaning of the 1995 Act or SEC rules. This information includes, but is not limited to the information that appears under the headings "Results of Operations/Outlook" and "Year 2000." In writing this Management's Analysis, the following words, or variations of such words and similar expressions, were used and were intended to identify forward-looking statements:

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

Item 2. Management's Analysis of the Results of Operations (continued) Forward-Looking Information/Risk Factors (continued)

Set forth below are certain important risk factors that, in addition to general economic conditions and other factors (some of which are discussed elsewhere in this report), may affect forward-looking statements and the Company's business generally.

Adverse changes in regulation could affect the operations of the Company's businesses. The Company's businesses are subject to comprehensive regulation. These businesses could be adversely affected by:
o increases in minimum capital and other financial viability requirements for insurance operations.
o removal of barriers between the banking, insurance and mutual fund businesses, such as the so-called "Gramm/Leach Act of 1999" which was recently passed by Congress.
o   changes in the taxation of insurance companies.
o changes in the tax treatment of annuity and other insurance products as well as changes in capital gains tax rates. Certain of these changes, should they occur, could affect the attractiveness to customers of the Company's annuity products.

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


Item 5.  Other Information

Ratings

The Company's claims paying/financial strength ratings are as follows:

                                                                   Rating Agencies
                               ------------------------------------------------------------------------------------------
                                    A.M. Best            Duff & Phelps        Moody's Investors      Standard & Poor's
                                                                                   Service
-------------------------------------------------------------------------------------------------------------------------
 July 28, 1999                       A                     AA                        Aa3                 AA-
 October 27, 1999 (1)                A                     AA                        Aa3                 AA-
-------------------------------------------------------------------------------------------------------------------------

(1) Moody's Investors Service and Standard & Poor's have the Company's financial strength rating on outlook negative.


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

                                    AETNA INSURANCE COMPANY OF AMERICA
                                    ----------------------------------
                                              (Registrant)

         November 12, 1999          By    /s/ Deborah Koltenuk
        ------------------               ------------------------------
                (Date)                    Deborah Koltenuk
                                          Vice President, Corporate Controller
                                             and Assistant Treasurer
                                            (Chief Accounting Officer)