Form 10-K405
period 1999-12-31
AETNA INSURANCE CO OF AMERICA
filed 2000-03-23
CIK 925988

UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                    Form 10-K

              Annual Report Pursuant to Section 13 or 15(d) of the
                        Securities Exchange Act of 1934

For the fiscal year ended December 31, 1999      Commission file number 33-81010
                          -----------------                             --------

                      Aetna Insurance Company of America
--------------------------------------------------------------------------------
            (Exact name of registrant as specified in its charter)

                    Florida                                     06-1286272
--------------------------------------------------------------------------------
         (State or other jurisdiction of                     (I.R.S. Employer
         incorporation or organization)                     Identification No.)
 5100 West Lemon Street, Suite 213, Tampa,Florida                 33609
--------------------------------------------------------------------------------
   (Address of principal executive offices)                      (ZIP Code)

(Registrant's telephone number, including area code)  (860) 273-0123
                                                      --------------

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

As of March 22, 2000 there were 1,275 shares of common stock outstanding, par value $100 per share, all of which shares were held by Aetna Life Insurance and Annuity Company.

Reduced Disclosure Format
-------------------------

The registrant meets the conditions set forth in General Instruction I(1)(a) and (b) of Form 10-K and is therefore filing this Form with the reduced disclosure format.

                      AETNA INSURANCE COMPANY OF AMERICA
    (A wholly owned subsidiary of Aetna Life Insurance and Annuity Company)
                          Annual Report on Form 10-K
                     For the Year Ended December 31, 1999


                               TABLE OF CONTENTS

                                                                                 PAGE
                                                                                 ----
                                      PART I

  Item 1.  Business ** ........................................................    3
  Item 2.  Properties ** ......................................................    7
  Item 3.  Legal Proceedings ..................................................    7
  Item 4.  Submission of Matters to a Vote of Security Holders * ..............    7

                                      PART II

  Item 5.  Market for Registrant's Common Equity and Related
            Stockholder Matters ...............................................    7
  Item 6.  Selected Financial Data * ..........................................    8
  Item 7.  Management's Analysis of the Results of Operations ** ..............    8
  Item 7A. Quantitative and Qualitative Disclosure About Market Risk ..........   15
  Item 8.  Financial Statements and Supplementary Data ........................   16
  Item 9.  Changes in and Disagreements with Accountants on Accounting
            and Financial Disclosure ..........................................   36

                                     PART III

  Item 10. Directors and Executive Officers of the Registrant * ...............   36
  Item 11. Executive Compensation * ...........................................   36
  Item 12. Security Ownership of Certain Beneficial Owners and
            Management * ......................................................   36
  Item 13. Certain Relationships and Related Transactions * ...................   36

                                      PART IV

  Item 14. Exhibits, Financial Statement Schedules, and Reports on Form
            8-K ...............................................................   36

  Index to Financial Statement Schedule .....................................     39
  Signatures ................................................................     42

 * Item omitted pursuant to General Instruction I(2) of Form 10-K.

** Item prepared in accordance with General Instruction I(2) of Form 10-K.

                                     PART I

Item 1. Business.

Aetna Insurance Company of America (the "Company") is a stock life insurance company organized in 1990 under the insurance laws of Connecticut. Effective January 5, 2000, the Company's state of domicile changed from Connecticut to Florida. The Company is a wholly owned subsidiary of Aetna Life Insurance and Annuity Company ("ALIAC"). ALIAC is a wholly owned subsidiary of Aetna Retirement Holdings, Inc. ("HOLDCO"). HOLDCO is a wholly owned subsidiary of Aetna Retirement Services, Inc., whose ultimate parent is Aetna Inc. (together with its subsidiaries, "Aetna"). The Company has one operating segment and all revenue reported by the Company comes from external customers. The Company's principal executive office is located at 5100 West Lemon Street, Suite 213, Tampa, Florida 33609 and its principal office for operations is located at 151 Farmington Avenue, Hartford, Connecticut 06156.


Products and Services

The Company principally offers annuity contracts to individuals on a qualified and nonqualified basis and to employer-sponsored retirement plans qualified under Internal Revenue Code Sections 401, 403 and 408. These contracts may be deferred or immediate ("payout annuities").


Investment Options

The Company's products provide customers with variable and/or fixed investment options. Variable ("non-guaranteed") options provide for full assumption by the customer of investment risks. Assets supporting non-guaranteed variable options are held in separate accounts that invest in ALIAC mutual funds and/or unaffiliated mutual funds. ALIAC mutual funds include funds managed by Aeltus Investment Management, Inc. ("Aeltus"), an affiliate of the Company, and, beginning in November 1997, funds managed by ALIAC and subadvised by outside investment advisors. Variable separate account investment income and realized capital gains and losses are not reflected in the Company's statements of income.

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


Fees and Investment Margins

Insurance charges or other fees earned by the Company vary by product and depend, among other factors, on the funding option selected by the customer under the product. For annuity products where assets are allocated to variable funding options, the Company may charge the separate account an asset-based insurance and expense charge. When a customer selects an ALIAC mutual fund as a variable funding option, the Company receives a participation fee from either Aeltus or ALIAC. In addition, when a customer selects an unaffiliated mutual fund as a variable funding option, the Company receives distribution fees and/or expense reimbursements. For fixed funding options, the Company earns an investment margin, which is based on the difference between income earned on the investments supporting the liability and interest credited to customers. The Company may also receive other fees or charges depending on the nature of the products.


Assets Under Management

The substantial portion of fees or other charges and investment margins is based on assets under management. Assets under management are principally affected by net deposits (i.e. deposits, including new contracts, less surrenders), investment growth (e.g., interest credited to customer accounts for fixed options or market performance for variable options) and customer retention. Assets under management, excluding net unrealized capital gains and losses related to market value adjustments required under Financial Accounting Standard ("FAS") No. 115, were $1.3 billion, $1.1 billion and $0.8 billion at December 31, 1999, 1998 and 1997, respectively. Assets under management are available for contractholder withdrawal and are subject to fair value adjustments and/or deferred surrender charges.

To encourage customer retention and recover acquisition expenses, contracts typically impose a surrender charge on policyholder balances withdrawn within a period of time after the contract's inception. The period of time and level of the charge vary by product. This charge may be waived from time to time at the Company's discretion. Existing tax penalties on annuity distributions prior to age 591/2 provide further disincentive to customers for premature surrenders of account balances, but generally do not impede transfers of those balances to products of competitors.


Principal Markets and Method of Distribution

The Company's products are offered primarily to individuals and employer-sponsored groups in the education market. The Company's products generally are sold through a managed network of banks and broker/dealers and dedicated career agents.


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


Reserves

Reserves for investment contracts (deferred annuities and immediate annuities without life contingent payouts) are equal to cumulative deposits plus credited interest less withdrawals and charges thereon. Of those investment contracts which are experience-rated, the reserves also reflect net realized capital gains/losses (which the Company reflects through credited rates on an amortized basis) and net unrealized capital gains/losses related to FAS No. 115.

Reserves, as described above, are computed amounts that, with additions from deposits to be received and with interest on such reserves compounded annually at assumed rates, are expected to be sufficient to meet the Company's policy obligations at their maturities or to pay expected death or retirement benefits or other withdrawal requests.


General Account Investments

Consistent with the nature of the contract obligations involved in the Company's operations, the majority of the general account assets are invested in long-term debt securities such as: U.S. corporate debt securities, U.S. government securities, foreign government and corporate debt securities, residential mortgage-backed securities, commercial and multifamily mortgage-backed securities and other asset-backed securities. It is management's objective that the portfolios be of high quality while achieving competitive investment yields and returns. Investment portfolios generally match the duration of the insurance liabilities they support. The general account of the Company has been segmented to improve the asset/liability matching process. The duration of investments is monitored and security purchases and sales are executed with the objective of having adequate funds available to satisfy the Company's maturing liabilities. Aeltus is the advisor of the Company's general account assets.

See Management's Analysis of the Results of Operations--General Account Investments for a further discussion of investments.


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

Operations conducted by the Company are subject to regulation by various insurance agencies where the Company conducts business, in particular the Insurance Department of Connecticut, prior to January 5, 2000, and the Insurance Department of Florida, subsequent to January 5, 2000. Among other matters, these agencies may regulate premium rates, trade practices, agent licensing, policy forms, and underwriting and claims practices.

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


Insurance Holding Company Laws

A number of states, including Florida and Connecticut, regulate affiliated groups of insurers, such as the group to which the Company belongs, under holding company statutes. These laws, among other things, place certain restrictions on transactions between affiliates such as dividends and other distributions that may be paid to the Company's parent corporation. For information regarding payments of dividends by the Company, see "Liquidity & Capital Resources" in Management's Analysis of the Results of Operations and
Note 5 of Notes to Financial Statements.


Insurance Company Guaranty Fund Assessments

Under insurance guaranty fund laws existing in all states, insurers doing business in those states can be assessed (up to prescribed limits) for certain obligations of insolvent insurance companies to policyholders and claimants. The after-tax charges to earnings for guaranty fund obligations for the years ended December 31, 1999 and 1997 were $0.1 million and $0.5 million. There was no after-tax charge to earnings for guaranty fund obligations for the year ended December 31, 1998. The full amount of the charge reported for guaranty fund obligations in 1997 was an after-tax cumulative effect charge to net income related to the company's adoption of Statement of Position 97-3, Accounting by Insurance and Other Enterprises for Insurance related Assessments ("SOP 97-3"), in 1997.

For information regarding certain other potential regulatory changes relating to the Company's businesses, see "Forward-Looking Information/Risk Factors" in Management's Analysis of the Results of Operations.


b. Ratings

The Company's financial strength ratings at October 27, 1999 and March 22, 2000 were as follows:

                                        Rating Agencies
                       --------------------------------------------------
                                                  Moody's
                                      Duff &     Investors     Standard &
                        A.M. Best     Phelps      Service        Poor's
-------------------------------------------------------------------------
October 27, 1999           A           AA          Aa3            AA-
March 22, 2000 (1)         A           AA          Aa3            AA-
-------------------------------------------------------------------------

(1) A.M. Best has placed the Company's rating under review with developing implications. Duff & Phelps has placed the Company's rating on "Rating Watch - Uncertain". Moody's Investors Service has the Company's rating on review, direction uncertain. Standard & Poor's has the Company's rating on Credit Watch with "developing" implications.

c. Miscellaneous

The Company utilizes the employees of Aetna and its affiliates (primarily ALIAC) and receives an expense allocation, at cost, based on the utilization of these employees.

The Company uses ALIAC's computer facilities. The Company's management believes that ALIAC's computer facilities, systems and related procedures are adequate to meet its business needs. ALIAC's data processing systems and backup and security policies, practices and procedures are regularly evaluated by ALIAC's management and internal auditors and are modified as considered necessary. See Management's Analysis of the Results of Operations for information regarding the Company's Year 2000 status.

The Company is not dependent upon any single customer and no single customer accounted for 10% or more of revenue in 1999. In addition, the loss of business from any one, or a few, independent brokers or agents would not have a material adverse effect on the earnings of the Company.


Item 2. Properties

The Company's principal executive office is located at 5100 West Lemon Street, Suite 213, Tampa, Florida 33609 and its principal office for operations is located at 151 Farmington Avenue, Hartford, Connecticut 06156. The Company occupies office space that is owned or leased by Aetna Life Insurance Company or other affiliates. Expenses associated with these offices are allocated on a direct and indirect basis to the Company and the other subsidiaries of Aetna.


Item 3. Legal Proceedings

The Company is not currently involved in any material litigation.


Item 4. Submission of Matters to a Vote of Security Holders

Omitted pursuant to General Instruction I(2)(c) of Form 10-K.


                                    PART II

Item 5. Market for Registrant's Common Equity and Related Stockholder Matters

All of the Company's outstanding shares are owned by its parent company, ALIAC. For the years ended 1999, 1998 and 1997, the Company did not pay dividends to ALIAC. Effective January 5, 2000, the Company changed its state of domicile from Connecticut to Florida. All dividends paid to ALIAC in 2000 must have prior approval by the Insurance Commissioner of the State of Florida.

The Company has entered into support agreements with ALIAC under which ALIAC has agreed to cause the Company to have sufficient capital to meet a certain capital and surplus level. The Company did not receive any capital contributions relating to these agreements in 1999 and received contributions relating to these agreements of $15 million and $20 million from ALIAC in 1998 and 1997, respectively.

Item 6. Selected Financial Data

Omitted pursuant to General Instruction I(2)(a) of Form 10-K.

Item 7. Management's Analysis of the Results of Operations

Management's analysis of the results of operations is presented in lieu of Management's Discussion and Analysis of Financial Condition and Results of Operations, pursuant to General Instruction I(2)(a) of Form 10-K.

Recent Developments

On February 25, 2000, William H. Donaldson became Chairman, President and Chief Executive Officer of Aetna Inc. He replaced Richard L. Huber, who resigned. On March 12, 2000, Aetna Inc. announced that, among other things, it plans to separate its global health and global financial services businesses into two independent publicly traded companies as soon as an orderly separation can be achieved.

Results of Operations

(Millions)                                                                 1999           1998         1997
-----------------------------------------------------------------------------------------------------------
Charges assessed against policyholders                               $     15.5     $     11.5      $   6.1
Net investment income                                                      10.9           10.4          7.1
Other income                                                                1.5            0.6          0.2
Net realized capital (losses) gains                                        (0.3)          (0.2)         0.1
-----------------------------------------------------------------------------------------------------------
  Total revenue                                                            27.6           22.3         13.5
-----------------------------------------------------------------------------------------------------------
Current and future benefits                                                 8.0            9.0          6.5
Operating expenses                                                          6.9            6.2          3.7
Amortization of deferred policy acquisition costs                           4.6            3.9          0.8
-----------------------------------------------------------------------------------------------------------
  Total benefits and expenses                                              19.5           19.1         11.0
-----------------------------------------------------------------------------------------------------------
Income before income taxes and cumulative-effect adjustment                 8.1            3.2          2.5
Income taxes                                                                2.7            0.6          0.8
-----------------------------------------------------------------------------------------------------------
Income before cumulative-effect adjustment                                  5.4            2.6          1.7
-----------------------------------------------------------------------------------------------------------
Cumulative-effect adjustment, net of tax                                     --             --          0.5
-----------------------------------------------------------------------------------------------------------
Net income                                                           $      5.4     $      2.6      $   1.2
===========================================================================================================
Net realized capital (losses) gains, net of tax (included above)     $     (0.2)    $     (0.1)     $   0.1
===========================================================================================================
Deposits not included above:
 Annuities--fixed options                                            $      9.0     $     73.8      $ 161.7
 Annuities--variable options                                               20.1          168.4        231.0
-----------------------------------------------------------------------------------------------------------
  Total                                                              $     29.1     $    242.2      $ 392.7
===========================================================================================================
Assets under management: (1)
 Annuities--fixed options (2)                                        $    223.0     $    251.3      $ 257.8
 Annuities--variable options (3)                                        1,108.4          891.4        560.7
-----------------------------------------------------------------------------------------------------------
  Total (4)                                                          $  1,331.4     $  1,142.7      $ 818.5
===========================================================================================================

(1) Excludes net unrealized capital losses of $4.5 million at December 31, 1999 and net unrealized capital gains of $4.1 million and $2.1 million at December 31, 1998 and 1997, respectively.

(2) Includes $78.7 million, $101.9 million and $114.2 million related to the assets supporting a guaranteed interest option at December 31, 1999, 1998 and 1997, respectively.

(3) Includes $870.3 million, $689.1 million and $448.5 million at December 31, 1999, 1998 and 1997, respectively, of assets held and managed by unaffiliated mutual funds.

(4) Includes $340.8 million, $359.6 million and $257.8 million of assets managed by Aeltus at December 31, 1999, 1998 and 1997, respectively, and includes $120.2 million, $94.0 million and $112.2 million of assets managed by its parent, ALIAC, at December 31, 1999, 1998 and 1997, respectively.

The Company's net income increased $2.8 million and $1.4 million in 1999 and 1998, respectively. Net income in 1997 included a charge for a cumulative-effect adjustment, net of tax, of $0.5 million related to a change in the accounting for guaranty fund and other insurance related assessments. Excluding net realized capital gains or losses and the 1997 cumulative-effect adjustment, earnings increased $2.9 million and $1.1 million in 1999 and 1998, respectively. The increases in 1999 and 1998 earnings were due to increased fee income from higher levels of assets under management partially offset by increased operating expenses.

Assets under management increased by $188.7 million in 1999 and $324.2 million in 1998. The increases in 1999 and 1998 were primarily due to appreciation in the stock market.

Net deposits (deposits, including new contracts, less surrenders) decreased in 1999 and 1998 primarily due to decreases in deposits from new contracts. The decrease in deposits from new contracts occurred because the Company did not actively market its group and individual annuity products in 1999 and during the last part of 1998 (see "Outlook" below).


Outlook

The Company's strategy is to increase assets under management and improve profitability by focusing on new distribution opportunities, primarily in Florida. As part of this strategy, effective January 5, 2000, the Company changed its state of domicile from Connecticut to Florida. The Company has begun to focus its marketing efforts principally on expanding its group annuity sales with the offering, through dedicated agents, of contracts to public, tax exempt and private employers sponsoring retirement plans. The Company also plans to explore alternative methods of distribution, such as direct marketing.

Although the Company has offered group and individual annuities, principally non-qualified annuities and qualified individual retirement annuities, it is not actively marketing these products. The Company plans, however, to continue to make them available through dedicated agents, although some sales, in particular the non-qualified and IRA sales, may be made through brokering agents and certain banks that have selling agreements with the Company.

Refer to "Forward-Looking Information/Risk Factors" regarding other important factors that may materially affect the Company.


General Account Investments

The Company's investment strategies and portfolios are intended to match the duration of the related liabilities and provide sufficient cash flow to meet obligations while maintaining a competitive rate of return. The duration of these investments is monitored, and investment purchases and sales are executed with the objective of having adequate funds available to satisfy the Company's maturing liabilities. The risks associated with investments supporting experience-rated products are assumed by those customers subject to, among other things, certain minimum guarantees.

The Company's invested assets were comprised of the following:

(Millions)                                                December 31, 1999    December 31, 1998
------------------------------------------------------------------------------------------------
 Debt securities, available for sale, at fair value          $   128.3            $   142.3
 Nonredeemable preferred stock                                     0.9                  3.0
------------------------------------------------------------------------------------------------
  Total investments                                          $   129.2            $   145.3
================================================================================================

Total investments decreased for 1999 primarily due to the decrease in debt securities. Compared to 1998, debt securities decreased as a result of fixed annuity withdrawals and a decline in the securities' fair value. The decline in fair value was attributable to higher interest rates at the end of 1999.


Debt Securities

At December 31, 1999 and 1998, $126.1 million (or 98% of the total carrying value of debt securities) and $133.4 million (or 94% of the total carrying value of debt securities), respectively, supported experience-rated products.

It is management's objective that the portfolio of debt securities be of high quality and be well-diversified by market sector. The debt securities in the Company's portfolio are generally rated by external rating agencies, and, if not externally rated, are rated by the Company on a basis believed to be similar to that used by the rating agencies. The average quality rating of the Company's debt security portfolio at December 31, 1999 and 1998 was AA and AA-, respectively.

The percent of total debt securities investments by quality ratings is as follows:

               December 31, 1999    December 31, 1998
-----------------------------------------------------
 AAA                 39.0%                 38.4%
 AA                   8.8                   8.5
 A                   35.3                  33.5
 BBB                 16.9                  19.6
-----------------------------------------------------
   Total            100.0%                100.0%
=====================================================

The percent of total debt securities investments by market sector is as follows:



                                                        December 31, 1999     December 31, 1998
-----------------------------------------------------------------------------------------------
 U.S. Corporate Securities                                     55.8%                 56.7%
 U.S. Treasuries/Agencies                                      16.5                  16.4
 Commercial/Multifamily Mortgage-Backed Securities              6.8                   7.4
 Residential Mortgage-Backed Securities                         7.9                   6.9
 Foreign Securities--U.S. Dollar Denominated                    8.1                   6.3
 Asset-Backed Securities                                        4.9                   6.3
-----------------------------------------------------------------------------------------------
   Total                                                      100.0%                100.0%
===============================================================================================

Risk Management and Market-Sensitive Instruments

The Company regularly evaluates the appropriateness of investments relative to its management approved investment guidelines and the business objective of the portfolios. The Company manages interest rate risk by seeking to maintain a tight duration band, while credit risk is managed by maintaining high average quality ratings and diversified sector exposure within the debt securities portfolio. In connection with its investment and risk management objectives, the Company also uses financial instruments whose fair value is at least partially determined by, among other things, levels of or changes in domestic interest rates (short-term or long-term), duration, prepayment rates, or credit ratings/spreads.

The risks associated with investments supporting experience-rated annuity products are assumed by those contractholders and not by the Company (subject to, among other things, certain minimum guarantees). Risks associated with the investments and liabilities related to experience-rated annuity products are not included in the sensitivity analysis presented below.

The following discussion about the Company's risk management activities includes forward-looking statements that involve risk and uncertainties. Set forth below are management's projections of hypothetical net losses in fair value of shareholder's equity of the Company's market-sensitive instruments if certain assumed changes in market rates were to occur (sensitivity analysis). These instruments are not leveraged and are held for purposes other than trading. While the Company believes that the assumed market rate changes are reasonably possible in the near term, actual results may differ, particularly as a result of any management actions that would be taken to mitigate such hypothetical losses in fair value of shareholder's equity. Based on the Company's overall exposure to interest rate risk, the Company believes that these changes in market rates would not materially affect the near-term financial position, results of operations or cash flows of the Company.


Interest Rate Risk

Assuming an immediate increase of 100 basis points in interest rates the net hypothetical loss in fair value of shareholder's equity related to financial instruments is estimated to be $ 0.1 million (after-tax), (0.1% of total shareholder's equity) at December 31, 1999 and 1998. The Company believes that an interest rate shift of this magnitude represents a moderately adverse scenario, and is approximately equal to the historical annual volatility of interest rate movements for the Company's intermediate-term available-for-sale debt securities. The Company has included corresponding changes in certain insurance liabilities in this sensitivity analysis.

The effect of interest rate risk on potential near term net income, cash flow and fair value was determined based on commonly used models. The models project the impact of interest rate changes on a wide range of factors, including duration, prepayment, put options and call options. Fair value was estimated based on the net present value of cash flows or duration estimates, using a representative set of likely future interest rates scenarios.

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

The Company has significant short-term liquidity supporting its business. At December 31, 1999, cash and cash equivalents were $22.9 million.

Given the quality ratings of the Company's debt securities portfolio (see "General Account Investments"), management expects the vast majority of the Company's investments in debt securities to be repaid in accordance with contractual terms. In addition, most of the debt securities in the portfolio are highly marketable and can be sold to enhance cash flow before maturity.

For the years ended 1999, 1998 and 1997, the Company did not pay dividends to ALIAC. Effective January 5, 2000, the Company changed its state of domicile from Connecticut to Florida. All dividends paid to ALIAC in 2000 must have prior approval by the Insurance Commissioner of the State of Florida.

The Company has entered into support agreements with ALIAC under which ALIAC has agreed to cause the Company to have sufficient capital to meet a certain capital and surplus level. The Company did not receive any capital contributions relating to these agreements in 1999 and received contributions relating to these agreements of $15 million and $20 million from ALIAC in 1998 and 1997, respectively.

See "Statements of Cash Flows" for additional information.


Year 2000

The Company relies heavily on information technology ("IT") systems and other systems and facilities, such as telephones, building access control systems and heating and ventilation equipment ("embedded systems") to conduct its business. It shares the same IT systems as its parent, ALIAC. The Company also has business relationships with financial institutions, financial intermediaries, public utilities and other critical vendors, as well as regulators and customers who are themselves reliant on IT and embedded systems to conduct their businesses.


Current Status

After the Year 2000 rollover, ALIAC and Aetna conducted a series of quality control checks on the Company's mission-critical IT systems and embedded systems. These systems operated as planned, in all material respects, and there were no significant interruptions in the Company's operations. Data within the Company's IT systems was up-to-date and customers were able to access information electronically. As of March 22, 2000 the Company has not experienced any material difficulties with its mission-critical IT systems, embedded systems, suppliers, or customers due to Year 2000 issues. ALIAC and Aetna are in the process of reassigning their Year 2000 personnel and transferring Year 2000 related responsibilities to their businesses. The Company remains Year 2000 vigilant, and any potential future Year 2000 issues will be addressed by IT personnel.


Future Risks and Contingency/Recovery Planning

The Company currently does not expect any future material Year 2000 issues. However, the Company cannot guarantee that it will not have any future material Year 2000 issues due to the cyclical nature of certain of the Company's business processes and those of its critical suppliers or customers. The Company has contingency/recovery plans aimed at sustaining the continuity of critical business functions in the event of future Year 2000 issues. As part of its contingency planning process, contingency plans have been developed for those failure scenarios it believes could have a significant impact on the Company's operations. Those plans remain in effect. The scenarios that have been planned for include, but are not limited to, limitations on providers', suppliers' and customers' ability to interact electronically with the Company, Year 2000 related failures at key external relationships, limitations on the Company's suppliers' or customers' ability to move funds electronically, failures in pricing securities and increased call volumes. The Company's planned responses to these scenarios include, but are not limited to, reallocation of existing resources, use of alternative processes and procedures, use of outside providers to supplement internal capabilities and use of alternative suppliers.


Year 2000 Costs

Year 2000 project costs are not allocated to the Company.

Refer to "Foward-Looking Information/Risk Factors" for factors that could cause actual Year 2000 results to differ from the Company's expectation.


Forward-Looking Information/Risk Factors

The Private Securities Litigation Reform Act of 1995 (the "1995 Act") provides a "safe harbor" for forward-looking statements, so long as (1) those statements are identified as forward-looking, and (2) the statements are accompanied by meaningful cautionary statements that identify important factors that could cause actual results to differ materially from those discussed in the statement. We want to take advantage of these safe harbor provisions.

Certain information contained in this Management's Analysis of the Results of Operations is forward-looking within the meaning of the 1995 Act or Securities and Exchange Commission rules. This information includes, but is not limited to the information that appears under the headings: (1) "Results of Operations -- Outlook", (2) "General Account Investments- Risk Management and Market Sensitive Instruments/Interest Rate Risk" and (3) "Year 2000." In writing this Management's Analysis of the Results of Operations, we also used the following words, or variations of these words and similar expressions, where we intended to identify forward-looking statements:

                         o Expects          o Plans
                         o Projects         o Believes
                         o Anticipates      o Seeks
                         o Intends          o Estimates

These forward-looking statements rely on a number of assumptions concerning future events, and are subject to a number of significant uncertainties and other factors, many of which are outside our control, that could cause actual results to differ materially from these statements. You should not put undue reliance on these forward-looking statements. We disclaim any intention or obligation to update or revise forward-looking statements, whether as a result of new information, future events or otherwise.

Set forth below are certain important risk factors that, in addition to general economic conditions and other factors (some of which are discussed elsewhere in this report), may affect these forward-looking statements and our businesses generally.


Certain Factors Particular to Financial Services Operations

Significant changes in financial markets could affect earnings. Significant changes in financial markets could impact the level of assets under management and administration in our businesses, and, in turn, our level of asset-based fees in those businesses. For example, significant increases in interest rates or decreases in equity markets would directly affect the level of assets under management and administration and, in addition, may increase the level of withdrawals and decrease the level of deposits by customers. Customers under those circumstances may seek to diversify among asset managers or seek investment alternatives that we do not offer. Significant declines in the value of investments also may affect our ability to pass through investment losses to certain experience rated customers, whether due to triggering minimum guarantees or other business reasons.

Decreases in ratings could affect assets under management. Decreases in the claims-paying ratings of the Company could have the effect of decreasing new sales and deposits and increasing withdrawals and surrenders in our businesses. Such changes in sales and deposits, withdrawals and surrenders would adversely affect the level of asset-based fees of our businesses. Claims-paying ratings of the Company are periodically reviewed and subject to changes, in certain cases, based on factors beyond our control.

Early withdrawal of assets could affect earnings. We incur up-front costs, such as commissions, when we sell our annuity and other financial services products. We generally defer these costs and recognize them over time. As a result, the retention of assets under these products is an important component of profitability. We generally seek to structure our products and sales to encourage retention of assets under management and administration or recover costs, through surrender charges, higher credited rates to customers if we retain their assets for longer periods, paying renewal commissions, paying service fees or other terms. However, if customers withdraw assets earlier than we anticipated when we priced the products, it would adversely affect profitability. We could also experience competitive pressure to lower margins.

Litigation can adversely affect us. Litigation also could adversely affect us, both through costs of defense and adverse results or settlements. Refer to Note 10 of Notes to Financial Statements for information regarding litigation.

Year 2000 related issues could affect operations and results of operations. As of March 22, 2000, we have not experienced any material Year 2000 related difficulties. However, our operations and results of operations could be materially and adversely affected if we or any of our mission-critical suppliers were to experience significant Year 2000 related difficulties.

Adverse changes in regulation could affect the operations of each of our businesses. Each of our businesses is subject to comprehensive regulation. These businesses could be adversely affected by:

o Increases in minimum capital and other financial viability requirements for insurance operations;

o Changes in the taxation of insurance companies; and

o Changes in the tax treatment of annuity products as well as changes in capital gains tax rates. Certain of these changes, should they occur, could affect the attractiveness to customers of our products.


Item 7A. Quantitative and Qualitative Disclosure About Market Risk

See "General Account Investments" in Management's Analysis of the Results of Operations.

Item 8. Financial Statements and Supplementary Data.

                   Index to Financial Statements

                                                                  Page
                                                                  ----
Independent Auditors' Report ...................................   17

Financial Statements:

 Statements of Income for the Years Ended December 31, 1999,
  1998 and 1997 ................................................   18
 Balance Sheets as of December 31, 1999 and 1998 ...............   19
 Statements of Changes in Shareholder's Equity for the Years
  Ended December 31, 1999, 1998 and 1997 .......................   20
 Statements of Cash Flows for the Years Ended December 31, 1999,
  1998 and 1997 ................................................   21
 Notes to Financial Statements .................................   22

                         Independent Auditors' Report


The Shareholder and Board of Directors
Aetna Insurance Company of America:

We have audited the accompanying balance sheets of Aetna Insurance Company of America as of December 31, 1999 and 1998, and the related statements of income, changes in shareholder's equity and cash flows for each of the years in the three-year period ended December 31, 1999. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Aetna Insurance Company of America at December 31, 1999 and 1998, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 1999, in conformity with generally accepted accounting principles.


                                                  /s/ KPMG LLP


Hartford, Connecticut
March 22, 2000

                      AETNA INSURANCE COMPANY OF AMERICA
    (A wholly owned subsidiary of Aetna Life Insurance and Annuity Company)

                              Statements of Income
                                   (millions)


                                                             Years Ended December 31,
                                                         --------------------------------
                                                          1999         1998         1997
                                                         -------      -------       -----
 Revenues:
  Charges assessed against policyholders                 $  15.5      $  11.5       $ 6.1
  Net investment income                                     10.9         10.4         7.1
  Net realized capital (losses) gains                       (0.3)        (0.2)        0.1
  Other income                                               1.5          0.6         0.2
                                                         -------      -------       -----
   Total revenue                                            27.6         22.3        13.5
                                                         -------      -------       -----

 Benefits and expenses:
  Current and future benefits                                8.0          9.0         6.5
  Operating expenses:
   Salaries and related benefits                             2.4          2.5         1.6
   Other                                                     4.5          3.7         2.1
  Amortization of deferred policy acquisition costs          4.6          3.9         0.8
                                                         -------      -------       -----
   Total benefits and expenses                              19.5         19.1        11.0
                                                         -------      -------       -----

 Income before income taxes and cumulative
   effect adjustment                                         8.1          3.2         2.5
 Income taxes                                                2.7          0.6         0.8
                                                         -------      -------       -----
 Income before cumulative effect adjustments                 5.4          2.6         1.7
 Cumulative-effect adjustment, net of tax                     --           --         0.5
                                                         -------      -------       -----
 Net income                                              $   5.4      $   2.6       $ 1.2
                                                         =======      =======       =====

See Notes to Financial Statements.

                      AETNA INSURANCE COMPANY OF AMERICA
    (A wholly owned subsidiary of Aetna Life Insurance and Annuity Company)

                                 Balance Sheets
                         (Millions, except share data)


                                                                        December 31,        December 31,
                                                                            1999                1998
                                                                      --------------      --------------
                               Assets
Investments:
 Debt securities, available-for-sale, at fair value:
  (amortized cost: $132.8 and $138.2)                                 $        128.3      $        142.3
 Equity securities, available-for-sale, at fair value:
  Nonredeemable preferred stock (amortized cost: $1.0 and $3.1)                  0.9                 3.0
Cash and cash equivalents                                                       22.9                16.5
Deferred policy acquisition costs                                               58.8                59.9
Accrued investment income                                                        2.0                 2.1
Premiums due and other receivables                                               9.0                13.3
Other assets                                                                     0.6                 0.4
Separate Accounts assets                                                     1,194.6             1,006.5
                                                                      --------------      --------------
    Total assets                                                      $      1,417.1      $      1,244.0
                                                                      ==============      ==============
                     Liabilities and Shareholder's Equity
Liabilities:
 Policyholders' funds left with the Company                                    138.8               153.2
 Other liabilities                                                               6.5                11.8
 Due to parent and affiliates                                                    0.5                 0.9
 Income taxes
  Current                                                                        0.7                 0.1
  Deferred                                                                       2.6                 0.7
 Separate Accounts liabilities                                               1,194.6             1,006.5
                                                                      --------------      --------------
     Total liabilities                                                       1,343.7             1,173.2
                                                                      --------------      --------------
Shareholder's equity:
 Common capital stock, par value $2,000 (1,275 shares authorized,
  issued and outstanding)                                                        2.5                 2.5
 Paid-in capital                                                                62.5                62.5
 Accumulated other comprehensive (loss) income                                  (1.6)                1.2
 Retained earnings                                                              10.0                 4.6
                                                                      --------------      --------------
     Total shareholder's equity                                                 73.4                70.8
                                                                      --------------      --------------
    Total liabilities and shareholder's equity                        $      1,417.1      $      1,244.0
                                                                      ==============      ==============

See Notes to Financial Statements.

                      AETNA INSURANCE COMPANY OF AMERICA
    (A wholly owned subsidiary of Aetna Life Insurance and Annuity Company)

                 Statements of Changes in Shareholder's Equity
                                   (Millions)

                                                           Years Ended December 31,
                                               ------------------------------------------------
                                                    1999             1998             1997
                                               --------------   --------------   --------------
 Shareholder's equity, beginning of year        $      70.8      $      52.2      $      31.3

 Comprehensive income
  Net income                                            5.4              2.6              1.2
  Other comprehensive income, net of tax
   Unrealized (losses) gains on securities
    (($4.3) million, $1.5 million and $0.0
    million, pretax)                                   (2.8)             1.0               --
                                                -----------      -----------      -----------
     Total comprehensive income                         2.6              3.6              1.2
                                                -----------      -----------      -----------

 Capital contributions                                   --             15.0             20.0

 Other changes                                           --               --             (0.3)
                                                -----------      -----------      -----------

 Shareholder's equity, end of year              $      73.4      $      70.8      $      52.2
                                                ===========      ===========      ===========

See Notes to Financial Statements.

                      AETNA INSURANCE COMPANY OF AMERICA
    (A wholly owned subsidiary of Aetna Life Insurance and Annuity Company)

                            Statements of Cash Flows
                                   (Millions)

                                                                          Years Ended December 31,
                                                                     -----------------------------------
                                                                       1999          1998          1997
                                                                     -------       -------      --------
Cash Flows from Operating Activities:
Net income                                                           $   5.4       $   2.6      $    1.2
Adjustments to reconcile net income to net cash
 provided by (used for) operating activities:
  Net amortization of discount on debt securities                       (0.1)         (0.1)         (0.4)
                                                                     -------       -------      --------
   Cash flows provided by operating activities and
    net realized capital gains before changes in
    assets and liabilities                                               5.3           2.5           0.8
  Net realized capital losses (gains)                                    0.3           0.2          (0.1)
                                                                     -------       -------      --------
   Cash flows provided by operating activities
    before changes in assets and liabilities                             5.6           2.7           0.7
   Changes in assets and liabilities:
      Decrease (increase) in accrued investment income                   0.1          (0.1)         (1.7)
      Decrease (increase) in deferred policy acquisition costs           1.1         (14.5)        (24.3)
      Net change in amounts due to/from parent and affiliates           (0.4)          0.9           0.5
      Net (decrease) increase in other assets and liabilities          (10.1)          9.2           3.4
      Net change in income taxes                                         4.0           2.4          (1.4)
                                                                     -------       -------      --------
Net cash provided by (used for) operating activities                     0.3           0.6         (22.8)
                                                                     -------       -------      --------
Cash Flows from Investing Activities:
 Proceeds from sales of:
  Debt securities available-for-sale                                    34.2          27.8          16.6
  Equity securities                                                      2.1            --            --
 Investment maturities and repayments of:
  Debt securites available-for-sale                                     17.9           3.4           3.2
  Short-term investments                                                  --            --           1.0
 Cost of investment purchases in:
  Debt securities available-for-sale                                   (47.6)        (36.8)       (132.8)
  Short-term investments                                                  --            --          (1.0)
                                                                     -------       -------      --------
Net cash provided by (used for) investing activities                     6.6          (5.6)       (113.0)
                                                                     -------       -------      --------
Cash Flows from Financing Activities:
 Deposits and interest credited for investment contracts                12.8          19.7          84.7
 Withdrawal of investment contracts                                    (19.0)        (14.3)         (5.7)
 Capital contribution                                                     --          15.0          20.0
 Other, net                                                              5.7         (11.4)         (2.5)
                                                                     -------       -------      --------
Net cash (used for) provided by financing activities                    (0.5)          9.0          96.5
                                                                     -------       -------      --------
Net increase (decrease) in cash and cash equivalents                     6.4           4.0         (39.3)
Cash and cash equivalents, beginning of year                            16.5          12.5          51.8
                                                                     -------       -------      --------
Cash and cash equivalents, end of year                               $  22.9       $  16.5      $   12.5
                                                                     =======       =======      ========
Supplemental cash flow information:
 Income taxes (received) paid, net                                   $  (1.3)      $  (3.3)     $    1.5
                                                                     =======       =======      ========

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

The Company has one operating segment and all revenue reported by the Company comes from external customers.


Basis of Presentation

These financial statements have been prepared in conformity with generally accepted accounting principles. Certain reclassifications have been made to 1998 and 1997 financial information to conform to the 1999 presentation.


Future Application of Accounting Standards


Deposit Accounting: Accounting for Insurance and Reinsurance Contracts That Do Not Transfer Insurance Risk

In October 1998, the American Institute of Certified Public Accountants issued SOP 98-7, Deposit Accounting: Accounting for Insurance and Reinsurance Contracts That Do Not Transfer Insurance Risk, which provides guidance on how to account for all insurance and reinsurance contracts that do not transfer insurance risk, except for long-duration life and health insurance contracts. This statement is effective for the Company's financial statements beginning January 1, 2000. The Company does not expect the adoption of this standard to have a material effect on its financial position and results of operations.


Accounting for Derivative Instruments and Hedging Activities

In June 1998, the Financial Accounting Standards Board ("FASB") issued Financial Accounting Standard ("FAS") No. 133, Accounting for Derivative Instruments and Hedging Activities. This standard requires companies to record all derivatives on the balance sheet as either assets or liabilities and measure those instruments at fair value. The manner in which companies are to record gains or losses resulting from changes in the values of those derivatives depends on the use of the derivative and whether it qualifies for hedge accounting. As amended by FAS No. 137, Accounting for Derivative Instruments and Hedging Activities -- Deferral of the Effective Date of FASB Statement No. 133, this standard is effective for the Company's financial statements beginning January 1, 2001, with early adoption permitted. The impact of FAS No. 133 on the Company's financial statements will vary based on certain factors including future interpretative guidance from the FASB, the extent of the Company's hedging activities, the types of hedging instruments used and the effectiveness of such instruments. The Company is evaluating the impact of adoption of this standard and currently does not believe that it will have a material effect on its financial position and results of operations.

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


Investments

Debt and equity securities are classified as available for sale and carried at fair value. Securities are written down (as realized capital losses) for other than temporary declines in value. Included in available-for-sale securities are investments that support experience-rated products.

Experience-rated products are products where the customer, not the Company, assumes investment (including realized capital gains and losses) and other risks, subject to, among other things, minimum guarantees. As long as minimum guarantees are not triggered, the effect of experience- rated products' investment performance does not impact the Company's results of operations. Realized and unrealized capital gains and losses on investments supporting these products are reflected in policyholder's funds left with the Company.

Realized capital gains and losses on all other investments are reflected in the Company's results of operations. Unrealized capital gains and losses on all other investments are reflected in shareholder's equity, net of related income taxes. Purchases and sales of debt and equity securities are recorded on the trade date.

Fair values for debt and equity securities are based on quoted market prices or dealer quotations. Where quoted market prices or dealer quotations are not available, fair values are measured utilizing quoted market prices for similar securities or by using discounted cash flow methods. Cost for mortgage-backed securities is adjusted for unamortized premiums and discounts, which are amortized using the interest method over the estimated remaining term of the securities, adjusted for anticipated prepayments. The Company does not accrue interest on problem debt securities when management believes the collection of interest is unlikely.

The Company engages in securities lending whereby certain securities from its portfolio are loaned to other institutions for short periods of time. Initial collateral, primarily cash, is required at a rate of 102% of the market value of a loaned domestic security and 105% of the market value of a loaned foreign security. The collateral is deposited by the borrower with a lending agent, and retained and invested by the lending agent according to the Company's guidelines to generate additional income. The market value of the loaned securities is monitored on a daily basis with additional collateral obtained or refunded as the market value of the loaned securities fluctuates. At December 31, 1999 and 1998, the Company had no securities on loan.

Short-term investments, consisting primarily of money market instruments and other debt issues purchased with an original maturity of 91 days to one year, are considered available-for-sale and are carried at fair value, which approximates amortized cost.


Deferred Policy Acquisition Costs

Certain costs of acquiring certain insurance business are deferred. These costs, all of which vary with and are primarily related to the production of new and renewal business, consist principally of commissions, certain expenses of underwriting and issuing contracts, and certain agency expenses. For certain annuity contracts, such costs are amortized in proportion to estimated gross profits and adjusted to reflect actual gross profits over the life of the contracts (up to 20 years for annuity and pension contracts.)

Periodically, modifications may be made to deferred annuity contract features, such as shortening the surrender charge period or waiving the surrender charge, changing the mortality and expense fees, etc. Unamortized deferred policy acquisition costs associated with these modified contracts are not written off, but rather, continue to be associated with the original block of business to which these costs were previously recorded. Such costs are amortized based on revised estimates of expected gross profits based upon the contract after the modification. Unamortized deferred policy acquisition costs related to deferred annuity products were approximately $58.8 million and $59.9 million as of December 31, 1999 and 1998, respectively.

Deferred policy acquisition costs are written off to the extent that it is determined that future policy premiums and investment income or gross profits are not adequate to cover related expenses.


Reserves

Policyholders' funds left with the Company include reserves for deferred annuity investment contracts and immediate annuities without life contingent payouts. Reserves on such contracts are equal to cumulative deposits less charges and withdrawals plus credited interest thereon (rates range from 5.40% to 7.50% for all years presented), net of adjustments for investment experience that the Company is entitled to reflect in future credited interest. These reserves also include unrealized gains/losses related to FAS No. 115. Reserves on contracts subject to experience rating reflect the rights of contractholders, plan participants and the Company.


Revenue Recognition

For certain annuity contracts, charges assessed against policyholders' funds for the cost of insurance, surrender charges, actuarial margin and other fees are recorded as revenue in charges assessed against policyholders. Other amounts received for these contracts are reflected as deposits and are not recorded as revenue. Related policy benefits are recorded in relation to the associated premiums or gross profit so that profits are recognized over the expected lives of the contracts.

Separate Accounts

Separate Accounts assets and liabilities generally represent funds maintained to meet specific investment objectives of contractholders who bear the investment risk, subject, in some cases, to minimum guaranteed rates. Investment income and investment gains and losses generally accrue directly to such contractholders. The assets of each account are legally segregated and are not subject to claims that arise out of any other business of the Company.

Separate Account assets supporting variable options under annuity contracts are invested, as designated by the contractholder or participant under a contract (who bears the investment risk subject, in limited cases, to minimum guaranteed rates) in shares of mutual funds which are managed by an affiliate of the Company, or other selected mutual funds not managed by the Company or an affiliate.

Separate Accounts assets are carried at fair value. At December 31, 1999 and 1998, unrealized losses of $(0.8) million and unrealized gains of $1.0 million, respectively, after taxes, on assets supporting a guaranteed interest option are reflected in shareholder's equity. Separate Accounts liabilities are carried at fair value, except for those relating to the guaranteed interest option. Reserves relating to the guaranteed interest option are maintained at fund value and reflect interest credited at rates ranging from 3.70% to 12.00% in 1999 and 3.00% to 8.10% in 1998.

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

2. Investments

Debt securities available-for-sale at December 31, 1999 were as follows:

                                                                    Gross          Gross
                                                   Amortized     Unrealized     Unrealized        Fair
(Millions)                                            Cost          Gains         Losses          Value
--------------------------------------------------------------------------------------------------------
 U.S. government and government
  agencies and authorities                         $    21.5      $    --       $     0.3      $    21.2
--------------------------------------------------------------------------------------------------------
 U.S. corporate securities:
   Utilities                                             5.7           --             0.2            5.5
   Financial                                            33.3           --             0.6           32.7
   Transportation/capital goods                          1.6           --              --            1.6
   Health care/consumer products                        12.6           --             0.9           11.7
   Natural resources                                    14.5           --             0.7           13.8
   Other corporate securities                            6.7           --             0.4            6.3
--------------------------------------------------------------------------------------------------------
 Total U.S. corporate securities                        74.4           --             2.8           71.6
--------------------------------------------------------------------------------------------------------
 Foreign securities:
   Government                                            1.0           --              --            1.0
   Other                                                 9.9          0.1             0.5            9.5
--------------------------------------------------------------------------------------------------------
 Total foreign securities                               10.9          0.1             0.5           10.5
--------------------------------------------------------------------------------------------------------
 Residential mortgage-backed securities:
   Pass-throughs                                          --           --              --             --
   Collateralized mortgage obligations                  10.6           --             0.5           10.1
--------------------------------------------------------------------------------------------------------
 Total residential mortgage-backed securities           10.6           --             0.5           10.1
--------------------------------------------------------------------------------------------------------
 Commercial/multifamily mortgage-
  backed securities                                      9.0           --             0.3            8.7
--------------------------------------------------------------------------------------------------------
 Other asset-backed securities                           6.4           --             0.2            6.2
--------------------------------------------------------------------------------------------------------
 Total debt securities                             $   132.8      $   0.1       $     4.6      $   128.3
========================================================================================================

Debt securities available-for-sale at December 31, 1998 were as follows:

                                                                    Gross          Gross
                                                   Amortized     Unrealized     Unrealized        Fair
(Millions)                                            Cost          Gain          Losses          Value
--------------------------------------------------------------------------------------------------------
 U.S. government and government
  agencies and authorities                         $    22.6     $     0.7       $    --       $    23.3
--------------------------------------------------------------------------------------------------------
 U.S. corporate securities:
   Utilities                                             7.0           0.1            --             7.1
   Financial                                            37.9           1.2           0.1            39.0
   Transportation & capital goods                        8.6           0.3            --             8.9
   Healthcare & consumer products                       15.3           0.6            --            15.9
   Natural resources                                     8.6           0.3            --             8.9
   Other corporate securities                            0.7           0.2            --             0.9
--------------------------------------------------------------------------------------------------------
 Total U.S. corporate securities                        78.1           2.7           0.1            80.7
--------------------------------------------------------------------------------------------------------
 Foreign securities:
   Government                                            1.1            --            --             1.1
   Other                                                 8.0           0.2           0.3             7.9
--------------------------------------------------------------------------------------------------------
 Total foreign securities                                9.1           0.2           0.3             9.0
--------------------------------------------------------------------------------------------------------
 Residential mortgage-backed securities:
   Pass-throughs                                         0.7            --            --             0.7
   Collateralized mortgage obligations                   8.7           0.4            --             9.1
--------------------------------------------------------------------------------------------------------
 Total residential mortgage-backed securities            9.4           0.4            --             9.8
--------------------------------------------------------------------------------------------------------
 Commercial/multifamily mortgage-
  backed securities                                     10.3           0.3            --            10.6
--------------------------------------------------------------------------------------------------------
 Other asset-backed securities                           8.7           0.2            --             8.9
--------------------------------------------------------------------------------------------------------
 Total Debt Securities                             $   138.2     $     4.5       $   0.4       $   142.3
========================================================================================================

At December 31, 1999 and 1998 net unrealized (depreciation) appreciation of $(4.5) million and $4.1 million respectively, on available-for-sale debt securities included unrealized (losses) gains of $(4.5) million and $3.8 million, respectively, related to experience-rated contracts, which were not reflected in shareholder's equity but in policyholders' funds left with the Company.

The amortized cost and fair value of debt securities for the year ended December 31, 1999 are shown below by contractual maturity. Actual maturities may differ from contractual maturities because securities may be restructured, called or prepaid.

                                          Amortized       Fair
(Millions)                                   Cost         Value
---------------------------------------------------------------
 Due to mature:
  One year or less                        $    9.3     $    9.3
  After one year through five years           49.8         49.0
  After five years through ten years          18.2         17.6
  After ten years                             29.5         27.3
  Mortgage-backed securities                  19.6         18.9
  Other asset-backed securities                6.4          6.2
---------------------------------------------------------------
  Total                                   $  132.8     $  128.3
===============================================================

At December 31, 1999 and 1998, debt securities carried at $5.6 million and $5.4 million, respectively, were on deposit as required by various state regulatory agencies.

Investments in equity securities available for sale as of December 31, were as follows:

(Millions)                      1999         1998
--------------------------------------------------
 Cost                         $   1.0      $   3.1
 Gross unrealized gains            --           --
 Gross unrealized losses         (0.1)        (0.1)
--------------------------------------------------
 Fair value                   $   0.9      $   3.0
==================================================

The Company does not have any investments in a single issuer, other than obligations of the U.S. government, with a carrying value in excess of 10% of the Company's shareholder's equity at December 31, 1999.

3. Financial Instruments

Estimated Fair Value

The carrying values and estimated fair values of certain of the Company's financial instruments at December 31, 1999 and 1998 were as follows:

                                               1999                       1998
                                     ------------------------   ------------------------
                                      Carrying        Fair       Carrying        Fair
(Millions)                              Value        Value         Value        Value
----------------------------------------------------------------------------------------
 Liabilities:
 Investment contract liabilities:
  With a fixed maturity              $    1.2      $    1.3     $    0.6      $    0.5
  Without a fixed maturity           $  137.6      $  131.6     $  152.6      $  143.8
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


Off-Balance-Sheet and Other Financial Instruments

The Company did not have transactions in off-balance-sheet instruments in 1999 or 1998.

4. Net Investment Income

Sources of net investment income were as follows:

(Millions)                             1999          1998          1997
------------------------------------------------------------------------
 Debt securities                    $    9.4      $    9.0      $    6.0
 Nonredeemable preferred stock           0.1           0.3            --
 Cash equivalents                        0.7           0.7           1.2
 Other                                   0.8           0.6            --
------------------------------------------------------------------------
 Gross investment income                11.0          10.6           7.2
 Less: investment expenses               0.1           0.2           0.1
------------------------------------------------------------------------
 Net investment income              $   10.9      $   10.4      $    7.1
========================================================================

Net investment income includes amounts allocable to experience-rated contractholders of $8.6 million, $8.9 million and $7.0 million for the years ended December 31, 1999, 1998 and 1997, respectively. Interest credited to contractholders is included in current and future benefits.


5. Dividend Restrictions and Shareholder's Equity

Effective January 5, 2000 the Company changed its state of domicile from Connecticut to Florida. All dividends paid to shareholders in 2000 must have prior approval by the Insurance Commissioner of the State of Florida.

The Insurance Department of the State of Connecticut (the "Department") recognizes as net income and shareholder's capital and surplus, those amounts determined in conformity with statutory accounting practices prescribed or permitted by the Department, which differ in certain respects from generally accepted accounting principles ("GAAP"). Statutory net income (loss) was $(0.1) million, $(5.2) million and $0.4 million for the years ended December 31, 1999, 1998 and 1997, respectively. Statutory capital and surplus was $52.5 million and $53.4 million as of December 31, 1999 and 1998, respectively. The Company has entered into support agreements with ALIAC under which ALIAC has agreed to cause the Company to have sufficient capital to meet a certain capital and surplus level. The Company received no capital contributions relating to these agreements in 1999. The Company received $15.0 million and $20.0 million from ALIAC in 1998 and 1997, respectfully.

As of December 31, 1999, the Company does not utilize any statutory accounting practices which are not prescribed by state regulatory authorities that, individually or in the aggregate, materially affect statutory capital and surplus.


6. Capital Gains and Losses on Investment Operations

Realized capital gains or losses are the difference between the carrying value and sale proceeds of specific investments sold.

Net realized capital gains (losses) on debt securities, as reflected in the Statements of Income for the years ended December 31, 1999, 1998 and 1997 were $(0.3) million, $(0.2) million and $0.1 million, respectively.

Net realized capital (losses) gains of $(1.1) million, $(0.2) million and $0.2 million allocable to experience-rated contracts, were deducted from net realized capital gains and an offsetting amount was reflected in policyholders' funds left with the Company in 1999, 1998 and 1997, respectively. Net unamortized (losses) gains were $(1.0) million and $0.2 million at December 31, 1999 and 1997, respectively. The amounts in 1998 were immaterial.

Proceeds from the sale of available-for-sale debt securities and the related gross gains and losses (excluding those related to experience rated contractholders in 1999, 1998 and 1997) were as follows:

(Millions)                1999         1998         1997
---------------------------------------------------------
 Proceeds on sales      $  34.2      $  27.8      $  16.6
 Gross gains                0.2          0.6          0.1
 Gross losses               0.5          0.8           --
---------------------------------------------------------

Changes in shareholder's equity related to changes in accumulated other comprehensive income (unrealized capital gains and losses on securities, excluding those related to experience-rated contractholders), were as follows:

(Millions)                                              1999         1998     1997
----------------------------------------------------------------------------------
 Debt securities                                     $   (0.3)     $  0.1      --
 Equity securities                                         --        (0.1)     --
 Other                                                   (4.1)        1.6
----------------------------------------------------------------------------------
   Subtotal                                              (4.4)        1.6      --
 Increase in deferred income taxes (See Note 7)          (1.6)        0.6      --
----------------------------------------------------------------------------------
 Net change in accumulated other
   comprehensive income                              $   (2.8)     $  1.0      --
==================================================================================

Net unrealized capital gains (losses) allocable to experience-rated contracts of $(4.5) million and $3.8 million at December 31, 1999 and 1998, respectively, are reflected on the Balance Sheets in policyholders' funds left with the Company and are not included in shareholder's equity.

Shareholder's equity included the following accumulated other comprehensive income, which is net of amounts allocable to experience rated contractholders, at December 31:

(Millions)                                            1999        1998         1997
------------------------------------------------------------------------------------
 Debt securities:
  Gross unrealized gains                            $  0.1      $   0.3      $   0.2
  Gross unrealized losses                             (0.1)          --           --
------------------------------------------------------------------------------------
                                                        --          0.3          0.2
------------------------------------------------------------------------------------
 Equity securities:
  Gross unrealized gains                                --           --           --
  Gross unrealized losses                             (0.1)        (0.1)          --
------------------------------------------------------------------------------------
                                                      (0.1)        (0.1)          --
------------------------------------------------------------------------------------
 Other:
  Gross unrealized gains                                --          1.9           --
  Gross unrealized losses                             (2.4)        (0.3)          --
------------------------------------------------------------------------------------
                                                      (2.4)         1.6           --
------------------------------------------------------------------------------------
 Less: deferred federal income (benefits) taxes
   (see Note 7)                                       (0.9)         0.6           --
------------------------------------------------------------------------------------
 Net unrealized capital (losses) gains              $ (1.6)     $   1.2      $   0.2
====================================================================================

Changes in accumulated other comprehensive income related to changes in unrealized gains (losses) on securities (excluding those related to experience-rated contractholders) were as follows:

(Millions)                                             1999         1998        1997
------------------------------------------------------------------------------------
 Unrealized holding gains (losses) arising
   during the period (1)                              $ (2.9)     $  0.9      $  0.3
 Less: reclassification adjustment for gains and
   other items included in net income (2)               (0.1)       (0.1)        0.3
------------------------------------------------------------------------------------
 Net unrealized (losses) gains on securities          $ (2.8)     $  1.0      $   --
====================================================================================

(1) Pretax unrealized holding gains (losses) arising during the period were $(4.5) million, $1.3 million and $0.4 million for 1999, 1998 and 1997, respectively.

(2) Pretax reclassification adjustments for gains and other items included in net income were $(0.2) million, $(0.2) million and $0.4 million for 1999, 1998 and 1997, respectively.

7. Income Taxes

The Company is included in the consolidated federal income tax return of Aetna and combined Connecticut state income tax return of Aetna. Aetna allocates to each member an amount approximating the tax it would have incurred were it not a member of the consolidated group, and credits the member for the use of its tax saving attributes used in the consolidated returns.


Income taxes for the years ended December 31, consist of:

(Millions)                                   1999         1998          1997
------------------------------------------------------------------------------
 Current taxes (benefits):
  Federal                                   $ (0.3)      $ (1.7)     $    1.2
  State                                         --          0.1            --
 Net realized capital gains (losses)          (0.4)        (0.1)          0.1
------------------------------------------------------------------------------
                                              (0.7)        (1.7)          1.3
------------------------------------------------------------------------------
 Deferred taxes (benefits):
  Federal                                      3.1          2.3          (0.4)
  Net realized capital gains (losses)          0.3           --          (0.1)
------------------------------------------------------------------------------
                                               3.4          2.3          (0.5)
------------------------------------------------------------------------------
 Total                                      $  2.7       $  0.6      $    0.8
==============================================================================

Income taxes were different from the amount computed by applying the federal income tax rate to income before income taxes for the following reasons:

(Millions)                                       1999        1998         1997
------------------------------------------------------------------------------
 Income before income taxes and cumulative
   effect adjustment                           $ 8.1       $ 3.2       $   2.5
 Tax rate                                         35%         35%           35%
------------------------------------------------------------------------------
 Application of the tax rate                     2.8         1.1           0.9
 Tax effect of:
  Excludable dividends                          (0.1)       (0.5)         (0.1)
------------------------------------------------------------------------------
 Income taxes                                  $ 2.7       $ 0.6       $   0.8
==============================================================================

The tax effects of temporary differences that give rise to deferred tax assets and deferred tax liabilities at December 31 are presented below:



(Millions)                                             1999         1998
-------------------------------------------------------------------------
 Deferred tax assets:
  Policyholders' funds left with the Company         $  12.4      $  16.6
  Unrealized gains allocable to experience-rated
   contracts                                              --          1.3
  Net unrealized capital losses                          2.5           --
  Investment losses                                      0.4           --
  Guaranty fund assessments                              0.1          0.1
 Other                                                   0.5          0.1
-------------------------------------------------------------------------
     Total gross assets                                 15.9         18.1
-------------------------------------------------------------------------

 Deferred tax liabilities:
  Deferred policy acquisition costs                     16.9         16.9
  Unrealized losses allocable to experience-rated
    contracts                                            1.6           --
  Net unrealized capital gains                            --          1.9
-------------------------------------------------------------------------
     Total gross liabilities                            18.5         18.8
-------------------------------------------------------------------------
 Net deferred tax liability                          $   2.6      $   0.7
=========================================================================

Net unrealized capital gains and losses are presented in shareholder's equity net of deferred taxes.

Management believes that it is more likely than not that the Company will realize the benefit of the deferred tax assets. The Company expects sufficient taxable income in the future to realize the deferred tax assets because of the Company's long-term history of having taxable income, which is projected to continue.

The Internal Revenue Service (the "Service") has completed examinations of the consolidated federal income tax returns of Aetna through 1994. Discussions are being held with the Service with respect to proposed adjustments. Management believes there are adequate defenses against, or sufficient reserves to provide for, any such adjustments. The Service has commenced its examinations for the years 1995 through 1997.


8. Benefit Plans

The Company utilizes the employees of Aetna and its affiliates (primarily ALIAC). The benefit plan charges allocated to the Company were $0.4 million and $0.2 million at December 31, 1999 and 1998, respectively. In 1997 the charges were immaterial.

9. Related Party Transactions

Substantially all of the administrative and support functions of the Company are provided by Aetna and its affiliates. The financial statements reflect allocated charges, at cost, for these services based upon measures appropriate for the type and nature of service provided. Total charges allocated to the Company, including rent, salaries and other administrative expenses, were $6.0 million and $10.5 million for the years ended December 31, 1999 and 1998, respectively, (of which $2.0 million and $5.5 million, respectively, were capitalized as deferred policy acquisition costs).

The Company is compensated by the Separate Accounts for bearing mortality and expense risks pertaining to variable annuity contracts. Under the insurance contracts, the Separate Accounts pay the Company a daily fee which, on an annual basis, was 1.25% and 1.40% for 1999 and 1998 and 1.40% in 1997, of their average daily net assets. The amount of compensation and fees received from the Separate Accounts, included in charges assessed against policyholders, amounted to $13.5 million, $10.3 million and $5.6 million for the years ended December 31, 1999, 1998 and 1997, respectively.

The Company received no capital contributions in 1999. The Company received capital contributions of $15.0 million in cash from ALIAC in 1998 and $20.0 million in 1997.

Aeltus, an affiliate of the Company, acts as adviser for the general account assets. The Company pays Aeltus a fee which, on an annual basis, is .06% of the average daily net assets under management. The amount of such fees for the years ended December 31, 1999, 1998 and 1997 amounted to $0.1 million, $0.2 million and $0.1 million, respectively.


10. Commitments and Contingent Liabilities


Commitments

At December 31, 1999 and 1998 the Company had no commitments or contingent liabilities.


Litigation

The Company is not currently involved in any material litigation.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

         None


                                   PART III

Item 10. Directors and Executive Officers of the Registrant.

             Omitted pursuant to General Instruction I(2) of Form 10-K.


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

             Omitted pursuant to General Instruction I(2) of Form 10-K .


                                    PART IV

Item 14. Exhibits, Financial Statement Schedules and Reports on Form 8-K.


(a) The following documents are filed as part of this report:

    1. Financial statements. See Item 8 on Page 16

    2. Financial statement schedules. See Index to Financial Statement Schedules on Page 39.

    3. Exhibits:


       3(i) Certificate of Incorporation

            Incorporated herein by reference to Pre-Effective Amendment No. 1 to Registration Statement on Form N-4, File No. 333-87131, as filed with the Securities and Exchange Commission on December 15, 1999.


       3(ii) By-Laws


            Incorporated herein by reference to Pre-Effective Amendment No. 1 to Registration Statement on Form N-4, File No. 333-87131, as filed on December 15, 1999.


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

            Incorporated herein by reference to Pre-Effective Amendment No. 1 to Registration Statement on Form N-4, File No. 333-01107 as filed on December 15, 1999.

    10 Material Contracts (Management contracts / compensatory plans or arrangements)

           The Aetna Inc. Annual Incentive Plan, incorporated herein by reference to Exhibit 10.6 to Aetna Inc.'s Registration Statement on Form S-4 (Registration No. 333-5791) filed on June 12, 1996.*

           The Aetna Services, Inc. Supplemental Incentive Savings Plan Amended and Restated as of January 1, 1999, incorporated herein by reference to Exhibit 10.2 to Aetna Inc's Form 10-Q filed on July 29, 1999.*

           The Aetna Services, Inc. Supplemental Pension Benefit Plan Amended and Restated as of January 1, 1999, incorporated herein by reference to Exhibit 10.1 to Aetna Inc's Form 10-Q filed on July 29, 1999.*

           The Aetna Inc. 1998 Stock Incentive Plan, incorporated herein by reference to Exhibit 4.4 to Aetna Inc.'s Registration Statement on Form S-8 (Registration Statement No. 333-68881) filed on December 14, 1998.*

Item 14. Exhibits, Financial Statement Schedules and Reports on Form 8-K.
           (Continued)

           The Aetna Inc. 1996 Stock Incentive Plan, incorporated herein by reference to Exhibit 10.5 to Aetna Inc.'s Registration Statement on Form S-4 (Registration Statement No. 333-5791) filed on June 12, 1996.*

           Employment Agreement, dated as of December 19, 1995 between Aetna Services, Inc. and Daniel P. Kearney, incorporated herein by reference to Aetna Services, Inc.'s 1995 Form 10-K*

           Amendment dated as of July 22, 1996 to Employment Agreement dated as of December 19, 1995 between Aetna Services, Inc., and Daniel P. Kearney, incorporated herein by reference to Aetna Inc.'s Form 10-Q filed on May 6, 1997*

           Amendment dated as of September 8, 1997 to Employment Agreement dated as of December 19, 1995 between Aetna Services, Inc. and Daniel P. Kearney--Incorporated herein by reference to Aetna Inc.'s Form 10-Q filed on November 4, 1997*

           Letter Agreement, dated as of April 6, 1999, between Aetna Inc. and Thomas McInerney, incorporated herein by reference to Exhibit 10.4 to Aetna Inc.'s Form 10-Q filed on July 29, 1999.*

           Description of certain arrangements not embodied in formal documents, as described under the heading "Executive Compensation", are incorporated herein by reference to Aetna Inc.'s 2000 Proxy Statement.

           * Management contract or compensatory plan or arrangement.


       24  Power of Attorney

           Filed with this Report immediately after Signature page.


       27  Financial Data Schedule

           Exhibits other than these listed are omitted because they are not required or not applicable.


(b) Reports on Form 8-K.

   None.

                     Index to Financial Statement Schedule

                                                                Page
                                                                ----
Independent Auditors' Report .................................   40

III. Supplementary Insurance Information as of and for the years
     ended December 31, 1999, 1998 and 1997 ..................   41

Schedules other than those listed above are omitted because they are not required or are not applicable.

                         Independent Auditors' Report


The Shareholder and Board of Directors
Aetna Insurance Company of America:

Under date of March 22, 2000, we reported on the balance sheets of Aetna Insurance Company of America as of December 31, 1999 and 1998, and the related statements of income, changes in shareholder's equity and cash flows for each of the years in the three-year period ended December 31, 1999, as included herein. In connection with our audits of the aforementioned financial statements, we also audited the related financial statement schedule as listed in the accompanying index. This financial statement schedule is the responsibility of the Company's management. Our responsibility is to express an opinion on this financial statement schedule based on our audits.

In our opinion, such financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.



                                                              /s/ KPMG LLP


Hartford, Connecticut
March 22, 2000

                                 Schedule III
                      Supplementary Insurance Information
         As of and for the years ended December 31, 1999, 1998 and 1997
                                 (in millions)

                                                                                        Amortization
            Deferred      Policyholders'                                                of Deferred
             Policy         Funds Left           Net          Other        Current         Policy         Other
          Acquisition        with the        Investment      Income      and Future     Acquisition     Operating
             Costs            Company        Income (1)        (2)        Benefits         Costs        Expenses
-----------------------------------------------------------------------------------------------------------------
1999        $ 58.8           $ 138.8           $ 10.9        $ 16.7        $ 8.0           $ 4.6         $ 6.9
-----------------------------------------------------------------------------------------------------------------

1998        $ 59.9           $ 153.2           $ 10.4        $ 11.9        $ 9.0           $ 3.9         $ 6.2
-----------------------------------------------------------------------------------------------------------------

1997        $ 45.4           $ 145.6           $  7.1        $  6.4        $ 6.5           $ 0.8         $ 3.7
-----------------------------------------------------------------------------------------------------------------

(1) The allocation of net investment income is based upon the investment year method or specific identification of certain portfolios within specific segments.

(2) Amounts include realized capital gains and losses and charges assessed against policyholders.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                      AETNA INSURANCE COMPANY OF AMERICA
                                                  (Registrant)


Date March 23, 2000                By /s/ Deborah Koltenuk
     ----------------------------     -----------------------------------------
                                      Deborah Koltenuk
                                      Vice President, Corporate Controller and
                                        Assistant Treasurer


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on March 23, 2000.



             Signature                              Title
*
---------------------------------
Thomas J. McInerney                   President and Director
                                        (Principal Executive Officer)

*
---------------------------------
Shaun P. Mathews                      Senior Vice President and Director

*
---------------------------------
Catherine H. Smith                    Director

*
---------------------------------
David W. O'Leary                      Director

*
---------------------------------
Steven A. Haxton                      Director


/s/ Deborah Koltenuk
---------------------------------
Deborah Koltenuk                      Vice President, Corporate Controller
                                      and Assistant Treasurer
                                      (Principal Financial Officer and
                                      Principal Accounting Officer)

*By: /s/ Mary Ellen Thibodeau
     -------------------------------
     Mary Ellen Thibodeau,
     Corporate Secretary and Counsel

                               POWER OF ATTORNEY

We, the undersigned directors and officers of Aetna Insurance Company of America, hereby severally constitute and appoint Mary Ellen Thibodeau and Deborah Koltenuk and each of them individually, our true and lawful attorneys, with full power to them and each of them to sign for us, and in our names and in the capacities indicated below, the 1999 Form 10-K and any and all amendments thereto to be filed with the Securities and Exchange Commission under the Securities Exchange Act of 1934, hereby ratifying and confirming our signatures as they may be signed by our said attorney to the Form 10-K and any and all amendments thereto.


WITNESS our hands and common seal on this 23rd day of March, 2000.



              Signature                                 Title
/s/ Thomas J. McInerney
-----------------------------------
Thomas J. McInerney                     President and Director
                                        (Principal Executive Officer)

/s/ Shaun P. Mathews
-----------------------------------
Shaun P. Mathews                        Senior Vice President and Director

/s/ Catherine H. Smith
-----------------------------------
Catherine H. Smith                      Director

/s/ David W. O'Leary
-----------------------------------
David W. O'Leary                        Director

/s/ Steven A. Haxton
-----------------------------------
Steven A. Haxton                        Director

/s/ Deborah Koltenuk
-----------------------------------
Deborah Koltenuk                        Vice President, Corporate Controller
                                        and Assistant Treasurer
                                        (Principal Financial Officer and
                                        Principal Accounting Officer)

                  ASSISTANT CORPORATE SECRETARY'S CERTIFICATE

                      AETNA INSURANCE COMPANY OF AMERICA

     I, Lena A. Kalynowski, the duly appointed Assistant Corporate Secretary of Aetna Insurance Company of America (the "Company"), hereby certify that the attached resolutions adopted by the Board of Directors on April 18, 1996, are currently in full force and effect, and have not been amended, restated, or superseded.

     IN WITNESS WHEREOF, I have affixed my name as Assistant Corporate Secretary and have caused the corporate seal of said Company to be hereunto affixed this 23rd day of March, 2000.



                                   /s/ Lena A. Kalynowski
                                   -------------------------------------------
(corporate seal)                   Lena A. Kalynowski
                                   Assistant Corporate Secretary
                                   Aetna Insurance Company of America

                       AETNA INSURANCE COMPANY OF AMERICA

                           COMPANY NAME, AUTHORITY TO
                        SIGN (DUPLICATE CORPORATE SEALS)

April 18, 1996
--------------

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

              (c) conveyances and leases of real estate or any interest
                  therein including any modifications thereof;

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