Form 10-Q
period 2000-03-31
AETNA INSURANCE CO OF AMERICA
filed 2000-05-12
CIK 925988

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    Form 10-Q

                Quarterly Report Pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934


For the quarterly period ended March 31, 2000    Commission file number 33-81010
                               --------------                           --------

                       Aetna Insurance Company of America
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

     Florida                                            06-1286272
--------------------------------------------------------------------------------
(State or other jurisdiction of             (I.R.S. Employer Identification No.)
incorporation or organization)

     5100 West Lemon Street, Suite 213, Tampa, Florida                  33609
--------------------------------------------------------------------------------
(Address of principal executive offices)                              (ZIP Code)

Registrant's telephone number, including area code     (860) 273-0123
                                                   ------------------

     None
--------------------------------------------------------------------------------
(Former name, former address and former fiscal year if changed since last report)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                     Yes     X               No
                                        -------------          ----------

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                                                              Shares Outstanding
Title of Class                                                at April 27, 2000
--------------                                                -----------------
Common Capital Stock, par value $100                                1,275

The registrant meets the conditions set forth in General Instruction H(1)(a) and
(b) of Form 10-Q and is therefore filing this Form with the reduced disclosure format.

                      AETNA INSURANCE COMPANY OF AMERICA
    (A wholly owned subsidiary of Aetna Life Insurance and Annuity Company)


                                TABLE OF CONTENTS

                                                                                                           PAGE
PART I.             FINANCIAL INFORMATION (Unaudited)

   Item 1.          Financial Statements:
                       Statements of Income........................................................          3
                       Balance Sheets..............................................................          4
                       Statements of Changes in Shareholder's Equity...............................          5
                       Statements of Cash Flows....................................................          6
                       Condensed Notes to Financial Statements.....................................          7
                    Independent Auditors' Review Report............................................         10

   Item 2.          Management's Analysis of the Results of Operations.............................         11


PART II.            OTHER INFORMATION

   Item 1.          Legal Proceedings..............................................................         16

   Item 5.          Other Information..............................................................         16

   Item 6.          Exhibits and Reports on Form 8-K...............................................         16

Signature           ...............................................................................         17

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements


                       AETNA INSURANCE COMPANY OF AMERICA
     (A wholly owned subsidiary of Aetna Life Insurance and Annuity Company)

                              Statements of Income
                                   (millions)


                                                             Three Months Ended March 31,
                                                             ----------------------------

                                                               2000                1999
                                                          ----------------    ----------------
Revenues:
  Charges assessed against policyholders                  $           4.5     $           3.5
  Net investment income                                               2.7                 3.0
  Net realized capital (losses) gains                                (0.5)                0.1
  Other income                                                        0.4                 0.2
                                                          ----------------    ----------------
        Total revenue                                                 7.1                 6.8
                                                          ----------------    ----------------

Benefits and expenses:
  Current and future benefits                                         2.0                 2.0
  Operating expenses:
     Salaries and related benefits                                    0.2                 0.7
     Other                                                            1.0                 1.2
  Amortization of deferred policy acquisition costs                   1.5                 1.0
                                                          ----------------    ----------------
       Total benefits and expenses                                    4.7                 4.9
                                                          ----------------    ----------------


Income before income taxes                                            2.4                 1.9

  Income taxes                                                        0.8                 0.6
                                                          ----------------    ----------------

Net income                                                $           1.6     $           1.3
                                                          ================    ================



See Condensed Notes to Financial Statements.

                       AETNA INSURANCE COMPANY OF AMERICA
     (A wholly owned subsidiary of Aetna Life Insurance and Annuity Company)

                                 Balance Sheets
                          (millions, except share data)


                                                                                    March 31,            December 31,
Assets                                                                                 2000                  1999
------                                                                           ----------------      ----------------
Investments:
  Debt securities, available for sale, at fair value:
     (amortized cost: $133.4 and $132.8)                                         $          129.6      $          128.3
  Equity securities, at fair value:
     Nonredeemable preferred stock (amortized cost: $1.0 and $1.0)                            0.9                   0.9
Cash and cash equivalents                                                                    33.4                  22.9
Short-term investments under securities loan agreement                                       21.3                     -
Deferred policy acquisition costs                                                            57.9                  58.8
Accrued investment income                                                                     1.8                   2.0
Premiums due and other receivables                                                            0.3                   9.0
Other assets                                                                                  0.4                   0.6
Separate Accounts assets                                                                  1,225.9               1,194.6
                                                                                 ----------------      ---------------

                Total assets                                                     $        1,471.5      $        1,417.1
                                                                                 ================      ================


Liabilities and Shareholder's Equity
------------------------------------

Liabilities:
  Policyholders' funds left with the Company                                                135.1                 138.8
  Payables under securities loan agreement                                                   21.3                     -
  Other liabilities                                                                           6.1                   6.5
  Due to parent and affiliates                                                                3.7                   0.5
  Income taxes
     Current                                                                                  1.0                   0.7
     Deferred                                                                                 3.2                   2.6
  Separate Accounts liabilities                                                           1,225.9               1,194.6
                                                                                 ----------------      ----------------
                Total liabilities                                                         1,396.3               1,343.7
                                                                                 ----------------      ----------------

Shareholder's equity:
  Common capital stock, par value $100 (1,275 shares
   authorized, issued and outstanding)                                                        0.1                   2.5
  Paid-in capital                                                                            64.9                  62.5
  Accumulated other comprehensive loss                                                       (1.4)                 (1.6)
  Retained earnings                                                                          11.6                  10.0
                                                                                 ----------------      ----------------
                 Total shareholder's equity                                                  75.2                  73.4
                                                                                 ----------------      ----------------

                 Total liabilities and shareholder's equity                      $        1,471.5      $        1,417.1
                                                                                 ================      ================



See Condensed Notes to Financial Statements.

                       AETNA INSURANCE COMPANY OF AMERICA
     (A wholly owned subsidiary of Aetna Life Insurance and Annuity Company)

                  Statements of Changes in Shareholder's Equity
                                   (millions)

                                                              Three Months Ended March 31,
                                                              ----------------------------
                                                                 2000               1999
                                                            --------------     --------------
Shareholder's equity, beginning of period                   $         73.4     $         70.8

Comprehensive income
  Net income                                                           1.6                1.3
  Other comprehensive income (loss), net of tax:
    Unrealized gains (losses) on securities
    ($0.3 million and ($1.1) million, pretax)                          0.2               (0.8)
                                                            --------------     --------------
            Total comprehensive income                                 1.8                0.5
                                                            --------------     --------------

Shareholder's equity, end of period                         $         75.2     $         71.3
                                                            ==============     ==============


See Condensed Notes to Financial Statements.

                       AETNA INSURANCE COMPANY OF AMERICA
     (A wholly owned subsidiary of Aetna Life Insurance and Annuity Company)

                            Statements of Cash Flows
                                   (millions)

                                                                          Three Months Ended March 31,
                                                                          ----------------------------

                                                                             2000            1999
                                                                            --------        --------
Cash Flows from Operating Activities:
Net income                                                                    $ 1.6           $ 1.3
Adjustments to reconcile net income to net cash provided by
(used for) operating activities:
     Net realized capital losses (gains)                                        0.5            (0.1)
     Changes in assets and liabilities:
            Decrease in accrued investment income                               0.2             0.3
            Decrease (increase) in deferred policy acquisition costs            0.9            (1.1)
            Net change in amounts due to/from parent and affiliates             3.2             0.7
            Net decrease in other assets and liabilities                       (0.8)            1.4
            Increase in income taxes                                            0.8             0.6
                                                                            --------        --------
Net cash provided by operating activities                                       6.4             3.1
                                                                            --------        --------

Cash Flows from Investing Activities:
     Proceeds from sales of:
           Debt securities available for sale                                  16.3             4.5
     Investment maturities and repayments of:
           Debt securities available for sale                                   2.6             8.0
     Cost of investment purchases in:
           Debt securities available for sale                                 (18.3)          (12.6)
                                                                            --------        --------
Net cash provided by (used for) investing activities                            0.6            (0.1)
                                                                            --------        --------

Cash Flows from Financing Activities:
     Deposits and interest credited for investment contracts                    2.3             4.1
     Withdrawal of investment contracts                                        (6.7)           (5.0)
     Other, net                                                                 7.9             2.2
                                                                            --------        --------
Net cash provided by financing activities                                       3.5             1.3
                                                                            --------        --------

Net increase in cash and cash equivalents                                      10.5             4.3
Cash and cash equivalents, beginning of period                                 22.9            16.5
                                                                            --------        --------

Cash and cash equivalents, end of period                                     $ 33.4          $ 20.8
                                                                            ========        ========


Supplemental cash flow information:
    Income taxes paid, net                                                    $ 0.3           $ 0.1
                                                                            ========        ========


See Condensed Notes to Financial Statements.

                       AETNA INSURANCE COMPANY OF AMERICA
     (A wholly owned subsidiary of Aetna Life Insurance and Annuity Company)

                     Condensed Notes to Financial Statements


1.  Basis of Presentation
    ---------------------

     Aetna Insurance Company of America (the "Company") is a stock life insurance company organized in 1990 under the insurance laws of the state of Connecticut. Effective January 5, 2000, the Company changed its state of domicile from Connecticut to Florida. The Company is a wholly owned subsidiary of Aetna Life Insurance and Annuity Company ("ALIAC"). ALIAC is a wholly owned subsidiary of Aetna Retirement Holdings, Inc. ("HOLDCO"). HOLDCO is a wholly owned subsidiary of Aetna Retirement Services, Inc., whose ultimate parent is Aetna Inc. ("Aetna"). The Company has one operating segment and all revenue reported by the Company comes from external customers.

     The financial statements have been prepared in accordance with generally accepted accounting principles and are unaudited. Certain reclassifications have been made to 1999 financial information to conform to the 2000 presentation. These interim statements necessarily rely heavily on estimates, including assumptions as to annualized tax rates. In the opinion of management, all adjustments necessary for a fair statement of results for the interim periods have been made. All such adjustments are of a normal, recurring nature. The accompanying financial statements should be read in conjunction with the financial statements and related notes as presented in the Company's 1999 Annual Report on Form 10-K. Certain financial information that is normally included in annual financial statements prepared in accordance with generally accepted accounting principles, but that is not required for interim reporting purposes, has been condensed or omitted.


2.   Recent Developments
     -------------------

     On March 12, 2000, Aetna announced that it plans to separate its health and financial services businesses into two independent publicly-traded companies (the "Separation"). One company will consist of Aetna's health and group life and disability businesses that comprise its Aetna U.S. Healthcare segment, Aetna's Large Case Pensions segment and the health businesses reported in the Aetna International segment, excluding any of Aetna International's health businesses that are sold prior to the Separation. The other company will consist of Aetna's financial services businesses that comprise its Aetna Financial Services segment and the financial services businesses reported in its Aetna International segment, excluding any of Aetna International's financial services businesses that are sold prior to the Separation. The Company is currently part of the Aetna Financial Services segment and will be part of the financial services company after the Separation.

                       AETNA INSURANCE COMPANY OF AMERICA
     (A wholly owned subsidiary of Aetna Life Insurance and Annuity Company)

               Condensed Notes to Financial Statements (continued)


2.   Recent Developments (continued)
     -------------------------------

     Aetna has stated its intention to complete the Separation as soon as it can be achieved in an orderly manner, with the goal of completing the Separation by year end 2000. However, completion of the Separation remains subject to a number of conditions, including final approval by Aetna's Board of Directors. These conditions also include obtaining regulatory approvals and satisfying certain tax and other legal requirements. The full impact of the Separation on the Company's financial position, results of operations and cash flows cannot be predicted at this time.


3.   New Accounting Standard
     -----------------------

     On January 1, 2000, the Company adopted Statement of Position 98-7, Deposit
     Accounting: Accounting for Insurance and Reinsurance Contracts That Do Not Transfer Insurance Risk, issued by the American Institute of Certified Public Accountants. This statement provides guidance on how to account for all insurance and reinsurance contracts that do not transfer insurance risk, except for long-duration life and health insurance contracts. The adoption of this standard had no impact on the Company's financial position or results of operations.


4.   Future Accounting Standard
     --------------------------

     In June 1998, the Financial Accounting Standards Board ("FASB") issued Financial Accounting Standard ("FAS") No. 133, Accounting for Derivative Instruments and Hedging Activities. This standard requires companies to record all derivatives on the balance sheet as either assets or liabilities and measure those instruments at fair value. The manner in which companies are to record gains or losses resulting from changes in the values of those derivatives depends on the use of the derivative and whether it qualifies for hedge accounting. As amended by FAS No. 137, Accounting for Derivative Instruments and Hedging Activities - Deferral of the Effective Date of FASB Statement No. 133, this standard is effective for the Company's financial statements beginning January 1, 2001, with early adoption permitted. The impact of FAS No. 133 on the Company's financial statements will vary based on certain factors including future interpretive guidance from the FASB, the extent of the Company's hedging activities, the types of hedging instruments used and the effectiveness of such instruments. The Company is evaluating the impact of the adoption of this standard and currently does not believe that this standard will have a material effect on the Company's financial position or results of operations.

                       AETNA INSURANCE COMPANY OF AMERICA
     (A wholly owned subsidiary of Aetna Life Insurance and Annuity Company)

               Condensed Notes to Financial Statements (continued)


5.   Additional Information - Accumulated Other Comprehensive Income (Loss)
     ----------------------------------------------------------------------

     Changes in accumulated other comprehensive income (loss) related to changes in unrealized losses on securities (excluding those related to experience-rated contractholders) were as follows:

                                                                                    Three months Ended March 31,
                                                                                    ----------------------------
      (Millions)                                                                          2000             1999
     ----------------------------------------------------------------------------------------------------------------
     Unrealized holding losses arising during the period (1)                             $   (0.2)      $    (0.7)
     Less: reclassification adjustments for (losses) gains included in net
       income (2)                                                                            (0.4)            0.1
     ----------------------------------------------------------------------------------------------------------------
     Net unrealized gains (losses) on securities                                         $    0.2       $    (0.8)
     ================================================================================================================

     (1) Pretax unrealized holding losses arising during the period were $(0.3) million and $(1.0) million for 2000 and 1999, respectively.
     (2) Pretax reclassification adjustments for (losses) gains included in net income were $(0.6) million and $0.1 million for 2000 and 1999, respectively.


6.   Shareholder's Equity
     --------------------

     At the time of the re-domestication of the Company to Florida, the par value of the Company's common stock was changed from $2,000 per share to $100 per share to comply with Florida law. This revaluation caused a $2.4 million reclassification within shareholder's equity between common capital stock and paid-in capital.


7.   Litigation
     ----------

     In recent years, several life insurance and annuity companies have been named as defendants in lawsuits, including class action lawsuits, relating to life insurance and annuity pricing and sales practices. A purported class action complaint (the "Shaner Complaint") was filed in the Circuit Court of Lauderdale County, Alabama on March 28, 2000 by Loretta Shaner against ALIAC, the parent of the Company, which serves as principal underwriter for the securities sold by the Company. On April 27, 2000, the case was removed to the United States District Court for the Northern District of Alabama. The Shaner Complaint seeks unspecified compensatory damages from ALIAC and unnamed affiliates of ALIAC. The Shaner Complaint claims that ALIAC's sale of deferred annuity products for use as investments in tax-deferred contributory retirement plans (e.g., IRAs) is improper. This litigation is in the preliminary stages. ALIAC intends to defend the action vigorously.

                       Independent Auditors' Review Report


The Board of Directors
Aetna Insurance Company of America:


We have reviewed the accompanying condensed balance sheet of Aetna Insurance Company of America as of March 31, 2000, and the related condensed statements of income, changes in shareholder's equity and cash flows for the three-month periods ended March 31, 2000 and 1999. These condensed financial statements are the responsibility of the Company's management.

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

We have previously audited, in accordance with generally accepted auditing standards, the balance sheet of Aetna Insurance Company of America as of December 31, 1999, and the related statements of income, changes in shareholder's equity and cash flows for the year then ended (not presented herein); and in our report dated March 22, 2000, we expressed an unqualified opinion on those financial statements. In our opinion, the information set forth in the accompanying condensed balance sheet as of December 31, 1999, is fairly presented, in all material respects, in relation to the balance sheet from which it has been derived.


                                            /s/ KPMG LLP


Hartford, Connecticut
April 26, 2000

Item 2.  Management's Analysis of the Results of Operations


The following analysis presents a review of the Company for the three months ended March 31, 2000 and March 31,1999. This review should be read in conjunction with the financial statements and other data presented herein as well as in the "Management's Analysis of the Results of Operations" section of the Company's 1999 Annual Report on Form 10-K.


Overview

Recent Developments

On January 5, 2000, the Company changed its state of domicile from Connecticut to Florida. Refer to "Outlook" in this Report.

On March 12, 2000, Aetna Inc. ("Aetna"), the ultimate parent of the Company, announced that it plans to separate its health and financial services businesses into two independent publicly-traded companies (the "Separation"). One company will consist of Aetna's health and group life and disability businesses that comprise its Aetna U.S. Healthcare segment, Aetna's Large Case Pensions segment and the health businesses reported in its Aetna International segment, excluding any of Aetna International's health businesses that are sold prior to the Separation. The other company will consist of Aetna's financial services businesses that comprise its Aetna Financial Services segment and the financial services businesses reported in its Aetna International segment, excluding any of Aetna International's financial services businesses that are sold prior to the Separation. The Company is currently part of the Aetna Financial Services segment and will be part of the financial services company after the Separation.

Aetna has stated its intention to complete the Separation as soon as it can be achieved in an orderly manner, with the goal of completing the Separation by year end 2000. However, completion of the Separation remains subject to a number of conditions, including final approval by Aetna's Board of Directors. These conditions also include obtaining regulatory approvals and satisfying certain tax and other legal requirements. The full impact of the Separation on the Company's financial position, results of operations and cash flows cannot be predicted at this time.

Results of Operations

                                                                                         Three Months Ended March 31,
                                                                                         ----------------------------
(Millions)                                                                                  2000             1999
---------------------------------------------------------------------------------------------------------------------
Charges assessed against policyholders                                                  $      4.5        $      3.5
Net investment income                                                                          2.7               3.0
Net realized capital (losses) gains                                                           (0.5)              0.1
Other income                                                                                   0.4               0.2
---------------------------------------------------------------------------------------------------------------------
      Total revenue                                                                            7.1               6.8
---------------------------------------------------------------------------------------------------------------------
Current and future benefits                                                                    2.0               2.0
Operating expenses:
  Salaries and related benefits                                                                0.2               0.7
  Other                                                                                        1.0               1.2
Amortization of deferred policy acquisition costs                                              1.5               1.0
---------------------------------------------------------------------------------------------------------------------
      Total benefits and expenses                                                              4.7               4.9
---------------------------------------------------------------------------------------------------------------------
Income before income taxes                                                                     2.4               1.9
Income taxes                                                                                   0.8               0.6
---------------------------------------------------------------------------------------------------------------------
Net income                                                                              $      1.6        $      1.3
=====================================================================================================================
Net realized capital (losses) gains, net of tax (included above)                        $     (0.3)       $      0.1
=====================================================================================================================
Deposits not included above:
  Annuities - fixed options                                                             $      0.9        $      4.6
  Annuities - variable options                                                                 3.6              10.8
---------------------------------------------------------------------------------------------------------------------
      Total                                                                             $      4.5        $     15.4
=====================================================================================================================
Assets under management:
  Annuities - fixed options (1)(2)                                                      $    216.9        $    239.3
  Annuities - variable options (3)                                                         1,149.5             932.1
---------------------------------------------------------------------------------------------------------------------
      Total (4)                                                                         $  1,366.4        $  1,171.4
=====================================================================================================================

(1) Excludes net unrealized capital losses of $3.8 million at March 31, 2000 and net unrealized capital gains of $1.8 million at March 31, 1999.
(2) Includes $76.9 million and $90.8 million related to the assets supporting a guaranteed interest option at March 31, 2000 and March 31, 1999, respectively.
(3) Includes $901.2 million and $723.2 million at March 31, 2000 and March 31, 1999, respectively, of assets invested through the Company's products in unaffiliated mutual funds.
(4) Includes $334.1 million and $356.6 million of assets managed by Aeltus Investment Management, Inc., an affiliate of the Company, at March 31, 2000 and March 31, 1999, respectively, and includes $131.1 million and $91.6 million of assets managed by the Company's parent, ALIAC, at March 31, 2000 and March 31,1999, respectively.

The Company reported net income of $1.6 million and $1.3 million for the three months ended March 31, 2000 and March 31, 1999, respectively. Excluding net realized capital gains and losses, results for the three months ended March 31, 2000 increased $0.7 million over the corresponding period in 1999 due primarily to increased fee income from higher levels of assets under management.

As of the end of the first quarter of 2000, assets under management were 17% higher than those at the end of the same period in 1999 primarily due to appreciation in the stock market. Net deposits (i.e., deposits, including new contracts, less surrenders) decreased for the three months ended March 31, 2000 compared to the same period in 1999 primarily due to decreases in deposits from new contracts. The decrease in deposits from new contracts occurred because the Company was not actively marketing its annuity products to individuals (see "Outlook" below).

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

Although the Company has offered annuities marketed to individuals, principally non-qualified annuities and qualified individual retirement annuities, it is not actively marketing these products. The Company plans, however, to continue to make them available through dedicated agents, although some sales may be made through brokering agents and certain banks that have selling agreements with the Company.


General Account Investments

The Company's invested assets were comprised of the following:

(Millions)                                                           March 31, 2000           December 31, 1999
--------------------------------------------------------------------------------------------------------------------
Debt securities, available for sale, at fair value                      $   129.6                 $   128.3
Nonredeemable preferred stock                                                 0.9                       0.9
--------------------------------------------------------------------------------------------------------------------
     Total investments                                                  $   130.5                 $   129.2
====================================================================================================================

Debt Securities

At March 31, 2000 and December 31, 1999, $118.3 million (91% of total debt securities) and $126.1 million (98% of total debt securities), respectively, supported experience-rated contracts.

Debt securities reflected net unrealized capital losses of $3.8 million at March 31, 2000 and $4.5 million at December 31, 1999. Of the net unrealized capital losses at March 31, 2000, a net unrealized loss of $3.7 million relates to assets supporting experience-rated contracts.

It is management's objective that the portfolio of debt securities be of high quality and be well diversified by market sector. The debt securities in the Company's portfolio are generally rated by external rating agencies, and, if not externally rated, are rated by the Company on a basis believed to be similar to that used by the rating agencies. The average quality rating of the Company's debt security portfolio was AA- at March 31, 2000 and December 31, 1999.

The percentage of total debt securities by quality rating category is as follows:

                                   March 31, 2000            December 31, 1999
--------------------------------------------------------------------------------
AAA                                     37.8%                       39.0%
AA                                       6.6                         8.8
A                                       38.3                        35.3
BBB                                     17.3                        16.9
--------------------------------------------------------------------------------
                                       100.0%                      100.0%
================================================================================


The percentage of total debt securities by market sector is as follows:

                                                                           March 31, 2000          December 31, 1999
---------------------------------------------------------------------------------------------------------------------
U.S. Corporate Securities                                                      57.1%                     55.8%
U.S. Treasuries/Agencies                                                       15.7                      16.5
Foreign Securities - U.S. Dollar Denominated                                    8.1                       8.1
Residential Mortgage-Backed Securities                                          7.9                       6.8
Commercial/Multifamily Mortgage-Backed Securities                               6.6                       7.9
Asset-Backed Securities                                                         4.6                       4.9
---------------------------------------------------------------------------------------------------------------------
                                                                              100.0%                    100.0%
=====================================================================================================================

Forward-Looking Information/Risk Factors

The "Forward-Looking Information/Risk Factors" portion of AICA's 1999 Annual Report on Form 10-K contains a discussion of important risk factors related to the Company's businesses.

We also face certain risks related to Aetna's pending Separation into independent health and wealth businesses. The full impact of the Separation on the Company's financial position, results of operations and cash flows cannot be predicted at this time.

Aetna's ability to complete the Separation is subject to, among other things, receipt of required regulatory approvals and satisfaction of certain tax and other legal requirements. Aetna cannot control the timing of those matters. Completion of the Separation, therefore, could be delayed beyond the end of 2000, which could, among other things, increase the cost to Aetna of implementing the Separation. It cannot yet be determined how this delay could affect us.

Uncertainty resulting from Aetna's March 12, 2000 announcement of the Separation may negatively influence our customers' and potential customers' decisions to select the Company's products and/or services, which could have an adverse effect on our results of operations and otherwise adversely affect us.

In order for us to achieve the benefits we expect from the Separation, including improved performance, Aetna must be able to, among other things, successfully separate its businesses in a manner that does not significantly increase overall expenses for the financial services company while at the same time replicate in the financial services company the functions that currently are performed in Aetna's Corporate segment.

Recent regulatory developments could adversely affect our businesses. As described in the Company's 1999 Annual Report on Form 10-K, additional legislation or regulation related to our businesses has been enacted or is being considered by the federal government and many states and this could adversely impact our operations and results of operations. It is uncertain whether we can recoup, through higher fees, premiums or other measures, the increased costs that may result from these types of legislation.

For example, President Clinton has signed the Gramm-Leach-Bliley Act (the "GLB Act"), which permits affiliations among banks, insurance companies and securities firms. The GLB Act may have competitive, operational, financial and other implications for us. In particular, the GLB Act includes privacy protections requiring all financial services providers to disclose their privacy policies and restrict the sharing of personal information for marketing purposes. Various states are considering even more restrictive privacy measures that could potentially affect our operations and results of operations.

PART II.  OTHER INFORMATION


Item 1.  Legal Proceedings

In recent years, several life insurance and annuity companies have been named as defendants in lawsuits, including class action lawsuits, relating to life insurance and annuity pricing and sales practices. A purported class action complaint (the "Shaner Complaint) was filed in the Circuit Court of Lauderdale County, Alabama on March 28, 2000 by Loretta Shaner against ALIAC, the parent of the Company which serves as principal underwriter for the securities sold by the Company. On April 27, 2000, the case was removed to the United States District Court for the Northern District of Alabama. The Shaner Complaint seeks unspecified compensatory damages from ALIAC and unnamed affiliates of ALIAC. The Shaner Complaint claims that ALIAC's sale of deferred annuity products for use as investments in tax-deferred contributory retirement plans (e.g., IRAs) is improper. This litigation is in the preliminary stages. ALIAC intends to defend the action vigorously.

The Company is not currently involved in any other material litigation.


Item 5.  Other Information

Ratings

The Company's financial strength ratings at March 22, 2000 and May 10, 2000 are as follows:

                                                              Rating Agencies
                               --------------------------------------------------------------------------------
                                                                            Moody's             Standard &
                                   A.M. Best         Duff & Phelps      Investors Service         Poor's
--------------------------------------------------------------------------------------------------------------
March 22, 2000                      A                 AA                     Aa3                   AA-
May 10, 2000 (1)                    A                 AA                     Aa3                   AA-
--------------------------------------------------------------------------------------------------------------

(1) A. M. Best has placed the Company's rating under review with developing implications. Duff & Phelps Credit Rating Company has placed the Company's rating on "Rating Watch-Uncertain". Moody's Investors Service has the Company's rating on review, direction uncertain. Standard & Poor's has the Company's rating on Credit Watch with developing implications.


Item 6.  Exhibits and Reports on Form 8-K

          (a)  Exhibits

               (27)  Financial Data Schedule

          (b)  Reports on Form 8-K

               None.

                                    SIGNATURE

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                     AETNA INSURANCE COMPANY OF AMERICA
                                     ----------------------------------
                                                (Registrant)


         May 12, 2000               By    /s/  Deborah Koltenuk
-------------------------------         ------------------------------
                (Date)                    Deborah Koltenuk
                                          Vice President, Corporate Controller
                                              and Assistant Treasurer
                                             (Chief Accounting Officer)