Form 10-Q
period 2000-06-30
AETNA INSURANCE CO OF AMERICA
filed 2000-08-11
CIK 925988

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    Form 10-Q

                Quarterly Report Pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934


For the quarterly period ended June 30, 2000   Commission file number   33-81010
                               -------------                            --------

                       Aetna Insurance Company of America
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

     Florida                                              06-1286272
--------------------------------------------------------------------------------
(State or other jurisdiction of             (I.R.S. Employer Identification No.)
incorporation or organization


     5100 West Lemon Street, Suite 213, Tampa, Florida                   33609
--------------------------------------------------------------------------------
(Address of principal executive offices)                              (ZIP Code)

Registrant's telephone number, including area code     (860) 273-0123
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

                                Yes     X               No
                                   -------------          --------------

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                                                              Shares Outstanding
Title of Class                                                 at July  31, 2000
--------------                                                 -----------------
Common Capital Stock, par value $100                                 1,275

The registrant meets the conditions set forth in General Instruction H(1)(a) and
(b) of Form 10-Q and is therefore filing this Form with the reduced disclosure format.

                       AETNA INSURANCE COMPANY OF AMERICA
     (A wholly owned subsidiary of Aetna Life Insurance and Annuity Company)


                                TABLE OF CONTENTS

                                                                                                PAGE
                                                                                                ----
PART I.             FINANCIAL INFORMATION (Unaudited)
   Item 1.          Financial Statements:
                       Statements of Income.................................................      3
                       Balance Sheets.......................................................      4
                       Statements of Changes in Shareholder's Equity........................      5
                       Statements of Cash Flows.............................................      6
                       Condensed Notes to Financial Statements..............................      7
                    Independent Auditors' Review Report.....................................     11

   Item 2.          Management's Analysis of the Results of Operations......................     12


PART II.            OTHER INFORMATION

   Item 1.          Legal Proceedings.......................................................     16


   Item 5.          Other Information.......................................................     17


   Item 6.          Exhibits and Reports on Form 8-K........................................     17

Signature           ........................................................................     18

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements


                      AETNA INSURANCE COMPANY OF AMERICA
    (A wholly owned subsidiary of Aetna Life Insurance and Annuity Company)

                              Statements of Income
                                   (millions)


                                                      Three Months Ended June 30,          Six Months Ended June 30,

                                                        2000              1999              2000              1999
                                                    --------------    --------------    --------------    --------------
Revenues:
  Charges assessed against policyholders                    $ 4.4             $ 3.9             $ 8.9             $ 7.4
  Net investment income                                       2.6               2.9               5.3               5.9
  Net realized capital (losses) gains                        (0.4)              0.1              (0.9)              0.2
  Other income                                                0.4               0.4               0.8               0.6
                                                    --------------    --------------    --------------    --------------
        Total revenue                                         7.0               7.3              14.1              14.1
                                                    --------------    --------------    --------------    --------------

Benefits and expenses:
  Current and future benefits                                 1.9               2.0               3.9               4.0
  Operating expenses:
     Salaries and related benefits                            0.3               0.8               0.5               1.5
     Other                                                    1.1               1.1               2.1               2.3
  Amortization of deferred policy acquisition costs           1.3               1.1               2.8               2.1
                                                    --------------    --------------    --------------    --------------
       Total benefits and expenses                            4.6               5.0               9.3               9.9
                                                    --------------    --------------    --------------    --------------

Income before income taxes                                    2.4               2.3               4.8               4.2

  Income taxes                                                0.8               0.8               1.6               1.4
                                                    --------------    --------------    --------------    --------------

Net income                                                  $ 1.6             $ 1.5             $ 3.2             $ 2.8
                                                    ==============    ==============    ==============    ==============


See Condensed Notes to Financial Statements.

                       AETNA INSURANCE COMPANY OF AMERICA
     (A wholly owned subsidiary of Aetna Life Insurance and Annuity Company)

                                 Balance Sheets
                          (millions, except share data)


                                                                           June 30,          December 31,
Assets                                                                       2000                1999
                                                                        ---------------     ---------------
Investments:
  Debt securities, available for sale, at fair value
     (amortized cost: $128.3 and $132.8)                                       $ 123.8             $ 128.3
  Equity securities, at fair value
     Nonredeemable preferred stock (amortized cost: $1.0 and $1.0)                 1.0                 0.9
Cash and cash equivalents                                                         38.2                22.9
Short-term investments under securities loan agreement                            19.2                   -
Deferred policy acquisition costs                                                 57.2                58.8
Accrued investment income                                                          1.9                 2.0
Premiums due and other receivables                                                 3.5                 9.0
Other assets                                                                       0.7                 0.6
Separate Accounts assets                                                       1,152.5             1,194.6
                                                                        ---------------     ---------------

                Total assets                                                 $ 1,398.0           $ 1,417.1
                                                                        ===============     ===============


Liabilities and Shareholder's Equity

Liabilities:
  Policyholders' funds left with the Company                                     125.5               138.8
  Payables under securities loan agreement                                        19.2                   -
  Other liabilities                                                               13.4                 6.5
  Due to parent and affiliates                                                     5.8                 0.5
  Income taxes:
     Current                                                                       0.6                 0.7
     Deferred                                                                      4.0                 2.6
  Separate Accounts liabilities                                                1,152.5             1,194.6
                                                                        ---------------     ---------------
                Total liabilities                                              1,321.0             1,343.7
                                                                        ---------------     ---------------

Shareholder's equity:
  Common capital stock, par value $100 (1,275 shares
   authorized, issued and outstanding)                                             0.1                 2.5
  Paid-in capital                                                                 64.9                62.5
  Accumulated other comprehensive loss                                            (1.2)               (1.6)
  Retained earnings                                                               13.2                10.0
                                                                        ---------------     ---------------
                 Total shareholder's equity                                       77.0                73.4
                                                                        ---------------     ---------------

                 Total liabilities and shareholder's equity                  $ 1,398.0           $ 1,417.1
                                                                        ===============     ===============


See Condensed Notes to Financial Statements.

                       AETNA INSURANCE COMPANY OF AMERICA
     (A wholly owned subsidiary of Aetna Life Insurance and Annuity Company)

                  Statements of Changes in Shareholder's Equity
                                   (millions)


                                                        Six Months Ended June 30,

                                                          2000             1999
                                                      -------------    -------------
Shareholder's equity, beginning of period                   $ 73.4           $ 70.8

Comprehensive income (loss)
  Net income                                                   3.2              2.8
  Other comprehensive income (loss), net of tax
    Unrealized gains (losses) on securities
    ($0.6 million and ($7.1) million, pretax)                  0.4             (4.6)
                                                      -------------    -------------
            Total comprehensive income (loss)                  3.6             (1.8)
                                                      -------------    -------------

Shareholder's equity, end of period                         $ 77.0           $ 69.0
                                                      =============    =============


See Condensed Notes to Financial Statements.

                       AETNA INSURANCE COMPANY OF AMERICA
    (A wholly owned subsidiary of Aetna Life Insurance and Annuity Company)

                            Statements of Cash Flows
                                   (millions)


                                                                   Six Months Ended June 30,

                                                                     2000           1999
                                                                   ----------    -----------

Cash Flows from Operating Activities:
Net income                                                             $ 3.2          $ 2.8
Adjustments to reconcile net income to net cash provided by
operating activities:
     Net realized capital losses (gains)                                 0.9           (0.2)
     Changes in assets and liabilities:
            Decrease (increase) in accrued investment income             0.1           (0.1)
            Decrease (increase) in deferred policy acquisition costs     1.6           (0.6)
            Net change in amounts due to/from parent and affiliates      5.3            2.5
            Net decrease in other assets and liabilities                 1.5            3.7
            Increase in income taxes                                     1.0            1.4
                                                                   ----------    -----------
Net cash provided by operating activities                               13.6            9.5
                                                                   ----------    -----------

Cash Flows from Investing Activities:
     Proceeds from sales of:
           Debt securities available for sale                           31.0            6.5
           Equity securities                                               -            2.0
     Investment maturities and repayments of:
           Debt securites available for sale                             3.4           13.6
     Cost of investment purchases in:
           Debt securities available for sale                          (27.2)         (26.5)
                                                                   ----------    -----------
Net cash provided by (used for) investing activities                     7.2           (4.4)
                                                                   ----------    -----------

Cash Flows from Financing Activities:
     Deposits and interest credited for investment contracts             4.4            7.1
     Withdrawal of investment contracts                                (17.7)          (9.0)
     Other, net                                                          7.8            7.2
                                                                   ----------    -----------
Net cash (used for) provided by financing activities                    (5.5)           5.3
                                                                   ----------    -----------

Net increase  in cash and cash equivalents                              15.3           10.4
Cash and cash equivalents, beginning of period                          22.9           16.5
                                                                   ----------    -----------

Cash and cash equivalents, end of period                              $ 38.2         $ 26.9
                                                                   ==========    ===========

Supplemental cash flow information:
     Income taxes paid, net                                           $  0.6         $    -
                                                                   ==========    ===========


See Condensed Notes to Financial Statements.

                       AETNA INSURANCE COMPANY OF AMERICA
     (A wholly owned subsidiary of Aetna Life Insurance and Annuity Company)

                     Condensed Notes to Financial Statements


1)   Basis of Presentation
     ---------------------

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


2)   Recent Developments
     -------------------

     Agreement to sell Aetna Financial Services and Aetna International

     On July 20, 2000, Aetna announced that it reached a definitive agreement to sell its Aetna Financial Services and Aetna International businesses to ING Groep N.V. ("ING") in a transaction valued at approximately $7.7 billion. The Company is part of the Aetna Financial Services business and will be included in the sale to ING. Under the terms of the agreement and in an integrated transaction, Aetna will spin off to its shareholders the shares of a standalone health company that will be comprised primarily of its Aetna U.S. Healthcare and Large Case Pensions businesses. Simultaneously, Aetna Inc., which then will be comprised of Aetna Financial Services and Aetna International, will merge with a newly formed subsidiary of ING.

                       AETNA INSURANCE COMPANY OF AMERICA
     (A wholly owned subsidiary of Aetna Life Insurance and Annuity Company)

               Condensed Notes to Financial Statements (continued)


2)   Recent Developments (continued)
     -------------------------------

     Aetna's goal is to close the transaction, which is subject to receipt of required shareholder, regulatory, and other consents and approvals, as well as other closing conditions, by year-end 2000. Aetna expects that it will incur certain costs associated with the definitive agreement with ING related to the consummation of the transaction and such costs may be material to Aetna and the Company. The full impact of the sale to ING on the Company's financial position and results of operations cannot be determined at this time.


3)   New Accounting Standard
     -----------------------

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


4)   Future Accounting Standard
     --------------------------

     In June 1998, the Financial Accounting Standards Board ("FASB") issued Financial Accounting Standard ("FAS") No. 133, Accounting for Derivative Instruments and Hedging Activities. In June 2000, further guidance related to accounting for derivative instruments and hedging activities was provided when the FASB issued FAS No. 138, Accounting for Certain Derivative Instruments and Certain Hedging Activities - an Amendment of FASB Statement No. 133. This standard, as amended, requires companies to record all derivatives on the balance sheet as either assets or liabilities and measure those instruments at fair value. The manner in which companies are to record gains or losses resulting from changes in the values of those derivatives depends on the use of the derivative and whether it qualifies for hedge accounting. As amended by FAS No. 137, Accounting for Derivative Instruments and Hedging Activities - Deferral of the Effective Date of FASB Statement No. 133, these standards are effective for the Company's financial statements beginning January 1, 2001, with early adoption permitted. The impact of FAS No. 133, as amended, on the Company's financial statements will vary based on certain factors including future interpretive guidance from the FASB, the extent of the Company's hedging activities, the types of hedging

                       AETNA INSURANCE COMPANY OF AMERICA
     (A wholly owned subsidiary of Aetna Life Insurance and Annuity Company)

               Condensed Notes to Financial Statements (continued)


4)   Future Accounting Standard (continued)
     --------------------------

     instruments used and the effectiveness of such instruments. The Company is evaluating the impact of the adoption of this standard and currently does not believe that this standard will have a material effect on the Company's financial position or results of operations.

5)   Additional Information - Accumulated Other Comprehensive Income (Loss)
     ----------------------------------------------------------------------

     Changes in accumulated other comprehensive income (loss) related to changes in unrealized gains (losses) on securities (excluding those related to experience-rated contractholders) were as follows:

                                                                                        Six months Ended June 30,
                                                                                       ----------------------------
      (Millions)                                                                          2000             1999
     --------------------------------------------------------------------------------------------------------------
     Unrealized holding losses arising during the period  (1)                            $   (0.3)      $    (4.5)
     Less:  reclassification adjustments for (losses) gains and other items
       included in net income  (2)                                                           (0.7)            0.1
     --------------------------------------------------------------------------------------------------------------
     Net unrealized gains (losses) on securities                                         $    0.4       $    (4.6)
     ==============================================================================================================

     (1) Pretax unrealized holding losses arising during the period were $(0.4) million and $(6.9) million for 2000 and 1999, respectively.
     (2) Pretax reclassification adjustments for gains (losses) and other items included in net income were $(1.0) million and $0.2 million for 2000 and 1999, respectively.


6.   Shareholder's Equity
     --------------------

     At the time of the re-domestication of the Company to Florida, the par value of the Company's common stock was changed from $2,000 per share to $100 per share to comply with Florida law. This revaluation caused a $2.4 million reclassification within shareholder's equity between common capital stock and paid-in capital.


7.   Litigation
     ----------

     In recent years, several life insurance and annuity companies have been named as defendants in class action lawsuits relating to life insurance and annuity pricing and sales practices. A purported class action complaint (the "Shaner Complaint") was filed in the Circuit Court of Lauderdale County, Alabama on March 28, 2000 by Loretta Shaner against ALIAC, the parent of the Company, which serves as principal underwriter for the securities sold by the Company. This case has been removed to the United States District Court for the Northern District of Alabama. The Shaner Complaint seeks unspecified compensatory damages from ALIAC and unnamed affiliates of ALIAC. The Shaner Complaint claims that ALIAC's sale of deferred

                       AETNA INSURANCE COMPANY OF AMERICA
     (A wholly owned subsidiary of Aetna Life Insurance and Annuity Company)

               Condensed Notes to Financial Statements (continued)

7)   Litigation (continued)
     ----------------------

     annuity products for use as investments in tax-deferred contributory retirement plans (e.g., IRAs) is improper. This litigation is in the preliminary stages. ALIAC intends to defend the action vigorously.


     The Company is not currently involved in any other material litigation.


8)   Dividends
     ---------

     On July 18, 2000, a distribution was declared in an amount up to $2.4 million, payable no later than September 26, 2000 to ALIAC.

                       Independent Auditors' Review Report


The Board of Directors
Aetna Insurance Company of America:


We have reviewed the accompanying condensed balance sheet of Aetna Insurance Company of America as of June 30, 2000, and the related condensed statements of income for the three-month and six-month periods ended June 30, 2000 and 1999 and the related condensed statements of changes in shareholder's equity and cash flows for the six-month periods ended June 30, 2000 and 1999. These condensed financial statements are the responsibility of the Company's management.

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


Hartford, Connecticut
August 3, 2000

Item 2.    Management's Analysis of the Results of Operations


The following analysis presents a review of the Company for the three months and six months ended June 30, 2000 and June 30, 1999. This review should be read in conjunction with the financial statements and other data presented herein as well as in the "Management's Analysis of the Results of Operations" section of the Company's 1999 Annual Report on Form 10-K.


Overview

Recent Developments

On July 20, 2000, Aetna Inc. ("Aetna"), the ultimate parent of the Company, announced that it reached a definitive agreement to sell its Aetna Financial Services and Aetna International businesses to ING Groep N.V. ("ING") in a transaction valued at approximately $7.7 billion. The Company is part of the Aetna Financial Services business and will be included in the sale to ING. Under the terms of the agreement and in an integrated transaction, Aetna will spin off to its shareholders the shares of a standalone health company that will be comprised primarily of its Aetna U.S. Healthcare and Large Case Pensions businesses. Simultaneously, Aetna, which then will be comprised of Aetna Financial Services and Aetna International, will merge with a newly formed subsidiary of ING.

Aetna's goal is to close the transaction, which is subject to receipt of required shareholder, regulatory and other consents and approvals, as well as other closing conditions, by year-end 2000. Aetna expects that it will incur certain costs associated with the definitive agreement with ING upon consummation of the transaction and such costs may be material to Aetna and the Company. The full impact of the sale to ING on the Company's financial position and results of operations cannot be predicted at this time.

Item 2.    Management's Analysis of the Results of Operations (continued)


Results of Operations

                                                      Three Months Ended June 30,        Six Months Ended June 30,
                                                  --------------------------------------------------------------------
 (Millions)                                             2000              1999             2000              1999
----------------------------------------------------------------------------------------------------------------------
Charges assessed against policyholders               $      4.4       $      3.9        $      8.9        $      7.4
Net investment income                                       2.6              2.9               5.3               5.9
Net realized capital (losses) gains                        (0.4)             0.1              (0.9)              0.2
Other income                                                0.4              0.4               0.8               0.6
----------------------------------------------------------------------------------------------------------------------
     Total revenue                                          7.0              7.3              14.1              14.1
----------------------------------------------------------------------------------------------------------------------
Current and future benefits                                 1.9              2.0               3.9               4.0
Operating expenses:
  Salaries and related benefits                             0.3              0.8               0.5               1.5
  Other                                                     1.1              1.1               2.1               2.3
Amortization of deferred policy  acquisition
 costs                                                      1.3              1.1               2.8               2.1
----------------------------------------------------------------------------------------------------------------------
     Total benefits and expenses                            4.6              5.0               9.3               9.9
----------------------------------------------------------------------------------------------------------------------
Income before income taxes                                  2.4              2.3               4.8               4.2
Income taxes                                                0.8              0.8               1.6               1.4
----------------------------------------------------------------------------------------------------------------------
Net income                                           $      1.6       $      1.5        $      3.2        $      2.8
======================================================================================================================
Net realized capital (losses) gains, net of tax
 (included above)                                    $     (0.3)      $      0.1        $     (0.6)       $      0.1
======================================================================================================================
Deposits not included above:
 Annuities - fixed options                           $      0.7       $      1.9        $      1.6        $      6.5
 Annuities - variable options                               2.2              4.2               5.8              15.0
----------------------------------------------------------------------------------------------------------------------
      Total                                          $      2.9       $      6.1        $      7.4        $     21.5
======================================================================================================================
Assets under management:
 Annuities - fixed options  (1)(2)                                                      $    206.9        $    233.6
 Annuities - variable options (3)                                                          1,071.1             988.8
----------------------------------------------------------------------------------------------------------------------
      Total  (4)                                                                        $  1,278.0        $  1,222.4
======================================================================================================================

(1) Excludes net unrealized capital losses of $4.5 million and $1.9 million at June 30, 2000 and June 30, 1999, respectively.
(2) Includes $75.4 million and $86.1 million related to the assets supporting a guaranteed interest option at June 30, 2000 and June 30, 1999, respectively.
(3) Includes $828.7 million and $778.0 million at June 30, 2000 and June 30, 1999, respectively, of assets invested through the Company's products in unaffiliated mutual funds.
(4) Includes $323.9 million and $343.6 million of assets managed by Aeltus Investment Management, Inc., an affiliate of the Company, at June 30, 2000 and June 30, 1999, respectively, and includes $125.4 million and $100.8 million of assets managed by the Company's parent, ALIAC, at June 30, 2000 and June 30, 1999, respectively.


The Company reported net income of $1.6 million and $1.5 million for the three months ended June 30, 2000 and June 30, 1999, respectively. Excluding net realized capital gains and losses, results for the three months ended June 30, 2000 increased $0.5 million over the corresponding period in 1999.

Item 2. Management's Analysis of the Results of Operations (continued) Results of Operations (continued)

The Company reported net income of $3.2 million and $2.8 million for the six months ended June 30, 2000 and June 30, 1999, respectively. Excluding net realized capital gains and losses, results for the six months ended June 30, 2000 increased $1.1 million over the corresponding period in 1999.

The increases in net income excluding net realized capital gains and losses for the three and six month periods ended June 30, 2000 are due primarily to increased fee income from higher levels of assets under management and lower operating expenses as a result of the Company's decision to not actively market its annuity products to individuals. Refer to "Outlook".

As of the end of the second quarter of 2000, assets under management were 5% higher than those at the end of the same period in 1999 primarily due to appreciation in the stock market. Net deposits (i.e., deposits less surrenders) decreased for the three and six month periods ended June 30, 2000 compared to the same periods in 1999 primarily due to decreases in deposits from new contracts resulting from the Company's decision to not actively market its annuity products to individuals. Refer to "Outlook" below.

Outlook

As of the end of the second quarter of 2000, the Company's strategy is to increase assets under management and improve profitability by focusing on new distribution opportunities, primarily in Florida. As part of this strategy, effective January 5, 2000, the Company changed its state of domicile from Connecticut to Florida. The Company has begun to focus its marketing efforts principally on expanding its group annuity sales with the offering, through dedicated agents, of contracts to public, tax exempt and private employers sponsoring retirement plans. The Company also plans to explore alternative methods of distribution, such as direct marketing.

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

General Account Investments

The Company's invested assets were comprised of the following:

(Millions)                                                           June 30, 2000            December 31, 1999
--------------------------------------------------------------------------------------------------------------------
Debt securities, available for sale, at fair value                      $   123.8                 $   128.3
Nonredeemable preferred stock                                                 1.0                       0.9
--------------------------------------------------------------------------------------------------------------------
     Total investments                                                  $   124.8                 $   129.2
====================================================================================================================

Item 2. Management's Analysis of the Results of Operations (continued) General Account Investments (continued)

Debt Securities

At June 30, 2000 and December 31, 1999, $108.4 million (88% of total debt securities) and $116.4 million (91% of total debt securities), respectively, supported experience-rated contracts.

Debt securities reflected net unrealized capital losses of $4.5 million at June 30, 2000 and at December 31, 1999. Of the net unrealized capital losses at June 30, 2000, a net unrealized loss of $4.4 million relates to assets supporting experience-rated contracts.

It is management's objective that the portfolio of debt securities be of high quality and be well diversified by market sector. The debt securities in the Company's portfolio are generally rated by external rating agencies, and, if not externally rated, are rated by the Company on a basis believed to be similar to that used by the rating agencies. The average quality rating of the Company's debt security portfolio was AA- at June 30, 2000 and AA at December 31, 1999.

The percentage of total debt securities by quality rating category is as follows:

                                   June 30, 2000             December 31, 1999
------------------------------------------------------------------------------------
AAA                                     37.1%                       39.0%
AA                                       8.4                         8.8
A                                       38.1                        35.3
BBB                                     16.4                        16.9
------------------------------------------------------------------------------------
                                       100.0%                      100.0%
====================================================================================


The percentage of total debt securities by market sector is as follows:

                                                                            June 30, 2000        December 31, 1999
---------------------------------------------------------------------------------------------------------------------
U.S. Corporate Securities                                                        57.6%                  55.8%
U.S. Treasuries/Agencies                                                         14.7                   16.5
Foreign Securities - U.S. Dollar Denominated                                      8.4                    8.1
Residential Mortgage-Backed Securities                                            7.8                    7.9
Commercial/Multi-family Mortgage-Backed Securities                                6.9                    6.8
Asset-Backed Securities                                                           4.6                    4.9
---------------------------------------------------------------------------------------------------------------------
                                                                                100.0%                 100.0%
=====================================================================================================================

Item 2.    Management's Analysis of the Results of Operations (continued)

Forward-Looking Information/Risk Factors

The "Forward-Looking Information/Risk Factors" portion of AICA's 1999 Annual Report on Form 10-K and report on Form 10-Q for the quarterly period ended March 31, 2000 and the discussion below contain a discussion of important risk factors related to the Company's businesses.

We also face certain risks related to Aetna's pending transaction with ING. Aetna's ability to complete the pending transaction with ING is subject to, among other things, receipt of required shareholder, regulatory and other consents and approvals, receipt of an investment grade debt rating of either at least BBB from Standard & Poor's or Baa2 from Moody's Investors Service for the standalone health company (which will be influenced by the results of Aetna's health business prior to closing of the ING transaction) and the satisfaction of the other closing conditions specified in the transaction documents. Aetna cannot control the timing or outcome of these consents and approvals or certain of these other matters, which could be delayed for a variety of reasons related and unrelated to the transaction itself. For a description of risk factors that may materially affect the results of Aetna's health business prior to the closing of the ING transaction, please see the risk factors contained in Aetna's 1999 report on Form 10-K and Aetna's reports on Form 10-Q for the quarterly periods ended March 31, 2000 and June 30, 2000 filed with the SEC.


PART II.  OTHER INFORMATION


Item 1.  Legal Proceedings.

In recent years, several life insurance and annuity companies have been named as defendants in class action lawsuits relating to life insurance and annuity pricing and sales practices. A purported class action complaint (the "Shaner Complaint") was filed in the Circuit Court of Lauderdale County, Alabama on March 28, 2000 by Loretta Shaner against ALIAC, the parent of the Company, which serves as principal underwriter for the securities sold by the Company. This case has been removed to the United States District Court for the Northern District of Alabama. The Shaner Complaint seeks unspecified compensatory damages from ALIAC and unnamed affiliates of ALIAC. The Shaner Complaint claims that ALIAC's sale of deferred annuity products for use as investments in tax-deferred contributory retirement plans (e.g., IRAs) is improper. This litigation is in the preliminary stages. ALIAC intends to defend the action vigorously.


The Company is not currently involved in any other material litigation.

Item 5.  Other Information

Ratings

The Company's financial strength ratings at May 10, 2000 and August 9, 2000 are as follows:

                                                              Rating Agencies
                               -----------------------------------------------------------------------------------
                                                                           Moody's Investors       Standard &
                                   A.M. Best              Fitch                 Service              Poor's
------------------------------------------------------------------------------------------------------------------
May 10, 2000                           A                   AA                     Aa3                  AA-
August 9, 2000 (1)                     A                   AA                     Aa3                  AA-
------------------------------------------------------------------------------------------------------------------

(1) As a result of Aetna's announcement that it had reached a definitive agreement to sell its Aetna Financial Services and Aetna International businesses to ING, A. M. Best has placed the Company's rating under review with positive implications; Fitch has placed the Company's rating on watch, positive; Moody's Investors Service has the Company's rating on review, upgrade; and Standard & Poor's has placed the Company's rating on CreditWatch positive.


Item 6.  Exhibits and Reports on Form 8-K.

(a)  Exhibits

     (2) Plan of Acquisition, Reorganization, Arrangement, Liquidation or Succession.

          Agreement and Plan of Restructuring and Merger, dated as of July 19, 2000, among Aetna, ING America Insurance Group Holdings, Inc., ANB Acquisition Corp. and, for limited purposes only, ING Groep N.V., incorporated herein by reference to Exhibit 2.1 to Aetna Inc.'s Form 10-Q filed on August 4, 2000.

     (27) Financial Data Schedule.

(b)  Reports on Form 8-K

     None.

                                    SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                            AETNA INSURANCE COMPANY OF AMERICA
                                            ----------------------------------
                                                       (Registrant)


          August 11, 2000                By  /s/ Deborah Koltenuk
  ------------------------------           -------------------------------------
              (Date)                        Deborah Koltenuk
                                            Vice President, Corporate Controller
                                             and Assistant Treasurer
                                             (Chief Accounting Officer)