Form 10-Q
period 2000-10-31
AETNA INSURANCE CO OF AMERICA
filed 2000-11-13
CIK 925988

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    Form 10-Q

                Quarterly Report Pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934


For the quarterly period ended                          Commission file number
    September 30, 2000                                        33-81010
    ------------------                                        --------

                       Aetna Insurance Company of America
-------------------------------------------------------------------------------
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

           Florida                                              06-1286272
-------------------------------------------------------------------------------
(STATE OR OTHER JURISDICTION OF                              (I.R.S. EMPLOYER
INCORPORATION OR ORGANIZATION)                               IDENTIFICATION NO.)


5100 West Lemon Street, Suite 213, Tampa, Florida                  33609
--------------------------------------------------------------------------------
(ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)                        (ZIP CODE)

Registrant's telephone number, including area code   (860) 273-0123
                                                  -----------------------------

     None
-------------------------------------------------------------------------------
(FORMER NAME, FORMER ADDRESS AND FORMER FISCAL YEAR IF CHANGED SINCE LAST
REPORT)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                     Yes     X            No
                                         --------           --------

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                                                          Shares Outstanding
Title of Class                                            at October 31, 2000
--------------                                            -------------------
Common Capital Stock, par value $100                              25,500

The registrant meets the conditions set forth in General Instruction H(1)(a) and
(b) of Form 10-Q and is therefore filing this Form with the reduced disclosure format.

                       AETNA INSURANCE COMPANY OF AMERICA
    (A wholly owned subsidiary of Aetna Life Insurance and Annuity Company)


                                TABLE OF CONTENTS

                                                                          PAGE
PART I.      FINANCIAL INFORMATION (Unaudited)

   Item 1.   Financial Statements:
                Statements of Income ..................................     3
                Balance Sheets ........................................     4
                Statements of Changes in Shareholder's Equity .........     5
                Statements of Cash Flows ..............................     6
                Condensed Notes to Financial Statements ...............     7
             Independent Auditors' Review Report ......................    11

   Item 2.   Management's Analysis of the Results of Operations .......    12


PART II.     OTHER INFORMATION

   Item 1.   Legal Proceedings ........................................    16

   Item 5.   Other Information ........................................    16

   Item 6.   Exhibits and Reports on Form 8-K .........................    16

Signature    ..........................................................    17

                       AETNA INSURANCE COMPANY OF AMERICA
     (A wholly owned subsidiary of Aetna Life Insurance and Annuity Company)

                              Statements of Income
                                   (millions)

                                                    Three Months Ended September 30,      Nine Months Ended September 30,
                                                    ---------------------------------    -----------------------------------
                                                        2000               1999              2000                1999
                                                    --------------     --------------    --------------     ----------------

Revenues:
  Charges assessed against policyholders              $       4.7        $       4.0       $      13.6        $        11.4
  Net investment income                                       3.0                2.8               8.3                  8.7
  Net realized capital gains (losses)                         0.1               (0.4)             (0.8)                (0.2)
  Other income                                                0.3                0.4               1.1                  1.0
                                                    --------------     --------------    --------------     ----------------
        Total revenue                                         8.1                6.8              22.2                 20.9
                                                    --------------     --------------    --------------     ----------------

Benefits and expenses:
  Current and future benefits                                 1.8                2.0               5.7                  6.0
  Operating expenses:
     Salaries and related benefits                            0.3                0.7               0.8                  2.1
     Other                                                    0.9                1.0               3.0                  3.4
  Amortization of deferred policy acquisition costs           1.5                1.2               4.3                  3.3
                                                    --------------     --------------    --------------     ----------------
       Total benefits and expenses                            4.5                4.9              13.8                 14.8
                                                    --------------     --------------    --------------     ----------------


Income before income taxes                                    3.6                1.9               8.4                  6.1

  Income taxes                                                0.8                0.6               2.4                  2.0
                                                    --------------     --------------    --------------     ----------------

Net income                                            $       2.8        $       1.3       $       6.0        $         4.1
                                                    ==============     ==============    ==============     ================

See Condensed Notes to Financial Statements.

                     AETNA INSURANCE COMPANY OF AMERICA
    (A wholly owned subsidiary of Aetna Life Insurance and Annuity Company)

                                 Balance Sheets
                          (millions, except share data)

                                                                         September 30,       December 31,
ASSETS                                                                       2000                1999
                                                                        ----------------    ---------------
Investments:
  Debt securities, available for sale, at fair value
     (amortized cost: $145.8 and $132.8)                                 $        143.5      $       128.3
  Equity securities, at fair value
     Nonredeemable preferred stock (amortized cost: $1.0 and $1.0)                  1.0                0.9
  Short-term investments                                                            2.7                  -
Cash and cash equivalents                                                          19.3               22.9
Short-term investments under securities loan agreement                             30.3                  -
Deferred policy acquisition costs                                                  56.2               58.8
Accrued investment income                                                           2.1                2.0
Premiums due and other receivables                                                  3.9                9.0
Other assets                                                                        0.8                0.6
Separate Accounts assets                                                        1,117.5            1,194.6
                                                                        ----------------    ---------------

                Total assets                                             $      1,377.3      $     1,417.1
                                                                        ================    ===============

LIABILITIES AND SHAREHOLDER'S EQUITY

Liabilities:
  Policyholders' funds left with the Company                                      116.7              138.8
  Payables under securities loan agreement                                         30.3                  -
  Other liabilities                                                                21.9                6.5
  Due to parent and affiliates                                                      4.5                0.5
  Income taxes:
     Current                                                                        0.7                0.7
     Deferred                                                                       5.3                2.6
  Separate Accounts liabilities                                                 1,117.5            1,194.6
                                                                        ----------------    ---------------
                Total liabilities                                               1,296.9            1,343.7
                                                                        ----------------    ---------------
Shareholder's equity:
  Common capital stock, par value $100 (35,000 shares
   authorized, 25,500 issued and outstanding)                                       2.5                2.5
  Paid-in capital                                                                  62.5               62.5
  Accumulated other comprehensive loss                                             (0.6)              (1.6)
  Retained earnings                                                                16.0               10.0
                                                                        ----------------    ---------------
                 Total shareholder's equity                                        80.4               73.4
                                                                        ----------------    ---------------

                 Total liabilities and shareholder's equity              $      1,377.3      $     1,417.1
                                                                        ================    ===============

See Condensed Notes to Financial Statements.

                       AETNA INSURANCE COMPANY OF AMERICA
     (A wholly owned subsidiary of Aetna Life Insurance and Annuity Company)

                  Statements of Changes in Shareholder's Equity
                                   (millions)

                                                       Nine Months Ended September 30,
                                                      ----------------------------------
                                                           2000               1999
                                                      ---------------    ---------------
Shareholder's equity, beginning of period                $      73.4       $       70.8

Comprehensive income
  Net income                                                     6.0                4.1
  Other comprehensive income, net of tax
    Unrealized gains (losses) on securities
    ($1.6 million and ($3.7) million, pretax)                    1.0               (2.4)
                                                      ---------------    ---------------
            Total comprehensive income (loss)                    7.0                1.7
                                                      ---------------    ---------------

Common stock issued                                              2.4                  -

Dividends paid to parent                                        (2.4)                 -
                                                      ---------------    ---------------

Shareholder's equity, end of period                      $      80.4       $       72.5
                                                      ===============    ===============

See Condensed Notes to Financial Statements.

                       AETNA INSURANCE COMPANY OF AMERICA
    (A wholly owned subsidiary of Aetna Life Insurance and Annuity Company)

                            Statements of Cash Flows
                                   (millions)

                                                                 Nine Months Ended September 30,
                                                                 -------------------------------
                                                                       2000           1999
                                                                    -----------    -----------
Cash Flows from Operating Activities:
Net income                                                              $  6.0         $  4.1
Adjustments to reconcile net income to net cash provided by
operating activities:
     Net realized capital losses                                           0.8            0.2
     Changes in assets and liabilities:
            (Increase) decrease in accrued investment income              (0.1)           0.2
            Decrease in deferred policy acquisition costs                  2.6              -
            Net change in amounts due to/from parent and affiliates        4.0            3.1
            Net decrease in other assets and liabilities                   1.6            5.7
            Increase in income taxes                                       2.1            3.0
                                                                    -----------    -----------
Net cash provided by operating activities                                 17.0           16.3
                                                                    -----------    -----------

Cash Flows from Investing Activities:
     Proceeds from sales of:
           Debt securities available for sale                            101.5           17.1
           Short-term investments                                          0.1            2.0
     Investment maturities and repayments of:
           Debt securites available for sale                               5.9           16.2
     Cost of investment purchases in:
           Debt securities available for sale                           (105.7)         (36.6)
           Short-term investments                                         (2.8)             -
                                                                    -----------    -----------
Net cash used for investing activities                                    (1.0)          (1.3)
                                                                    -----------    -----------

Cash Flows from Financing Activities:
     Deposits and interest credited for investment contracts               6.2            9.7
     Withdrawal of investment contracts                                  (30.2)         (13.1)
     Proceeds from issuance of common stock                                2.4              -
     Dividends paid to parent                                             (2.4)             -
     Other, net                                                            4.4            5.7
                                                                    -----------    -----------
Net cash (used for) provided by financing activities                     (19.6)           2.3
                                                                    -----------    -----------

Net (decrease) increase in cash and cash equivalents                      (3.6)          17.3
Cash and cash equivalents, beginning of period                            22.9           16.5

Cash and cash equivalents, end of period                                $ 19.3         $ 33.8
                                                                    ===========    ===========

Supplemental cash flow information:
    Income taxes paid (received), net                                   $  0.2         $ (0.9)
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

   The financial statements have been prepared in accordance with generally accepted accounting principles and are unaudited. Certain reclassifications have been made to the 1999 financial information to conform to the 2000 presentation. These interim statements necessarily rely heavily on estimates, including assumptions as to annualized tax rates. In the opinion of management, all adjustments necessary for a fair statement of results for the interim periods have been made. All such adjustments are of a normal, recurring nature. The accompanying financial statements should be read in conjunction with the financial statements and related notes as presented in the Company's 1999 Annual Report on Form 10-K. Certain financial information that is normally included in annual financial statements prepared in accordance with generally accepted accounting principles, but that is not required for interim reporting purposes, has been condensed or omitted.


2) RECENT DEVELOPMENTS

   AGREEMENT TO SELL AETNA FINANCIAL SERVICES AND AETNA INTERNATIONAL

   On July 20, 2000, Aetna announced that it reached a definitive agreement to sell its Aetna Financial Services and Aetna International businesses to ING Groep N.V. ("ING") in a transaction valued at approximately $7.7 billion. The Company is part of the Aetna Financial Services business and will be included in the sale to ING. Under the terms of the agreement, in two effectively simultaneous steps: (1) Aetna will spin off to its shareholders the shares of a standalone health company that will be comprised primarily of its Aetna U.S. Healthcare and Large Case Pensions businesses; and (2) Aetna, which then will be comprised of Aetna Financial Services and Aetna International, will merge with a newly formed subsidiary of ING.

                       AETNA INSURANCE COMPANY OF AMERICA
     (A wholly owned subsidiary of Aetna Life Insurance and Annuity Company)

               Condensed Notes to Financial Statements (continued)


2) RECENT DEVELOPMENTS (CONTINUED)

   Aetna's goal is to close the transaction, which is subject to receipt of required shareholder, regulatory and other consents and approvals, as well as other closing conditions, by year-end 2000. An Aetna shareholders' meeting has been scheduled for November 30, 2000 to consider the transaction and certain other matters. The full impact of the sale to ING on the Company's financial position and results of operations cannot be determined at this time.


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


4) FUTURE ACCOUNTING STANDARD

   In September 2000, the Financial Accounting Standards Board ("FASB") issued Financial Accounting Standard ("FAS") No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities which replaces FAS No. 125, Accounting for Transfers and Services of Financial Assets and Extinguishments of Liabilities. This standard revises the methods for accounting for securitizations and other transfers of financial assets and collateral as outlined in FAS No. 125, and requires certain additional disclosures. For transfers and servicing of financial assets and extinguishments of liabilities, this standard will be effective for the Company's June 30, 2001 financial statements. However, for disclosures regarding securitizations and collateral, as well as recognition and reclassification of collateral, this standard will be effective for the Company's December 31, 2000 financial statements. The Company is currently evaluating the impact of the adoption of this standard, however, it does not expect the adoption of this standard to have a material effect on its financial position or results of operations.

                       AETNA INSURANCE COMPANY OF AMERICA
     (A wholly owned subsidiary of Aetna Life Insurance and Annuity Company)

               Condensed Notes to Financial Statements (continued)

4) FUTURE ACCOUNTING STANDARD (continued)

   In June 1998, the FASB issued FAS No. 133, Accounting for Derivative Instruments and Hedging Activities. In June 2000, further guidance related to accounting for derivative instruments and hedging activities was provided when the FASB issued FAS No. 138, Accounting for Certain Derivative Instruments and Certain Hedging Activities - an Amendment of FASB Statement No. 133. This standard, as amended, requires companies to record all derivatives on the balance sheet as either assets or liabilities and measure those instruments at fair value. The manner in which companies are to record gains or losses resulting from changes in the values of those derivatives depends on the use of the derivative and whether it qualifies for hedge accounting. As amended by FAS No. 137, Accounting for Derivative Instruments and Hedging Activities - Deferral of the Effective Date of FASB Statement No. 133, these standards are effective for the Company's financial statements beginning January 1, 2001, with early adoption permitted. The impact of FAS No. 133, as amended, on the Company's financial statements will vary based on certain factors including future interpretive guidance from the FASB, the extent of the Company's hedging activities, the types of hedging instruments used and the effectiveness of such instruments. The Company is evaluating the impact of the adoption of this standard and currently does not believe that this standard will have a material effect on the Company's financial position or results of operations.

5) ADDITIONAL INFORMATION - ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

   Changes in accumulated other comprehensive income (loss) related to changes in unrealized gains (losses) on securities (excluding those related to experience-rated contractholders) were as follows:

                                                                                 Nine months Ended September 30,
                                                                                ---------------------------------
    (Millions)                                                                      2000                1999
 ----------------------------------------------------------------------------------------------------------------
   Unrealized holding gains (losses) arising during the period (1)               $    0.5           $    (2.5)
   Less:  reclassification adjustments for losses and other items
     included in net income (2)                                                      (0.5)               (0.1)
----------------------------------------------------------------------------------------------------------------
   Net unrealized gains (losses) on securities                                   $    1.0           $    (2.4)
================================================================================================================

   (1) Pretax unrealized holding gains (losses) arising during the period were $0.8 million and $(3.9) million for 2000 and 1999, respectively.
   (2) Pretax reclassification adjustments for gains and other items included in net income were $(0.8) million and $(0.2) million for 2000 and 1999, respectively.

                       AETNA INSURANCE COMPANY OF AMERICA
     (A wholly owned subsidiary of Aetna Life Insurance and Annuity Company)

               Condensed Notes to Financial Statements (continued)

6) SHAREHOLDER'S EQUITY

   At the time of the re-domestication of the Company to Florida, which occurred during the first quarter of 2000, the par value of the Company's common stock was changed from $2,000 per share to $100 per share to comply with Florida law. This revaluation caused the Company's common capital stock to decrease by $2.4 million and its paid-in capital to increase by the same amount and had no net effect on total shareholder's equity.

   On September 7, 2000, in order to comply with the requirements of certain other states where the Company is licensed, the Company made two cash transactions that had no net effect on total shareholder's equity. First, the Company made a dividend in the amount of $2.4 million to ALIAC that was approved by the Florida Department of Insurance. This was in the form of a return of capital and reduced paid-in capital. Then, the Company amended its articles of incorporation to authorize 35,000 shares and issue 24,225 additional shares of capital stock at $100 par value to ALIAC, which purchased the additional shares at par value . Upon completion of the latter transaction, the Company's common capital stock was restored to $2.5 million.


7) LITIGATION

   In recent years, several life insurance and annuity companies have been named as defendants in class action lawsuits relating to life insurance and annuity pricing and sales practices. A purported class action complaint (the "Shaner Complaint") was filed in the Circuit Court of Lauderdale County, Alabama on March 28, 2000 by Loretta Shaner against ALIAC, the parent of the Company, which serves as principal underwriter for the securities sold by the Company. This case was removed to the United States District Court for the Northern District of Alabama. The Shaner Complaint sought unspecified compensatory damages from ALIAC and unnamed affiliates of ALIAC. The Shaner Complaint claimed that ALIAC's sale of deferred annuity products for use as investments in tax-deferred contributory retirement plans (e.g., IRAs) was improper. On August 31, 2000, the Court entered an order and judgement dismissing the case. The case has been refiled as an individual action in the Alabama state court.

   The Company is not currently involved in any other material litigation.

                       INDEPENDENT AUDITORS' REVIEW REPORT


The Board of Directors
Aetna Insurance Company of America:


We have reviewed the accompanying condensed balance sheet of Aetna Insurance Company of America as of September 30, 2000, and the related condensed statements of income for the three-month and nine-month periods ended September 30, 2000 and 1999 and the related condensed statements of changes in shareholder's equity and cash flows for the nine-month periods ended September 30, 2000 and 1999. These condensed financial statements are the responsibility of the Company's management.

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


Hartford, Connecticut
October 31, 2000

ITEM 2.    MANAGEMENT'S ANALYSIS OF THE RESULTS OF OPERATIONS


The following analysis presents a review of the Company for the three months and nine months ended September 30, 2000 and September 30, 1999. This review should be read in conjunction with the financial statements and other data presented herein as well as in the "Management's Analysis of the Results of Operations" section of the Company's 1999 Annual Report on Form 10-K.

OVERVIEW

Recent Developments

On July 20, 2000, Aetna, the ultimate parent of the Company, announced that it reached a definitive agreement to sell its Aetna Financial Services and Aetna International businesses to ING in a transaction valued at approximately $7.7 billion. The Company is part of the Aetna Financial Services business and will be included in the sale to ING. Under the terms of the agreement, in two effectively simultaneous steps: (1) Aetna will spin off to its shareholders the shares of a standalone health company that will be comprised primarily of its Aetna U.S. Healthcare and Large Case Pensions businesses; and (2) Aetna, which then will be comprised of Aetna Financial Services and Aetna International, will merge with a newly formed subsidiary of ING.

Aetna's goal is to close the transaction, which is subject to receipt of required shareholder, regulatory and other consents and approvals, as well as other closing conditions, by year-end 2000. An Aetna shareholders' meeting has been scheduled for November 30, 2000 to consider the transaction and certain other matters. The full impact of the sale to ING on the Company's financial position and results of operations cannot be predicted at this time.

ITEM 2.    MANAGEMENT'S ANALYSIS OF THE RESULTS OF OPERATIONS (continued)


RESULTS OF OPERATIONS

                                                          Three Months Ended                  Nine Months Ended
                                                            September 30,                       September 30,
                                                     ----------------------------------------------------------------
(Millions)                                               2000             1999              2000              1999
---------------------------------------------------------------------------------------------------------------------
Charges assessed against policyholders               $      4.7       $      4.0        $     13.6        $     11.4
Net investment income                                       3.0              2.8               8.3               8.7
Net realized capital (losses) gains                         0.1             (0.4)             (0.8)             (0.2)
Other income                                                0.3              0.4               1.1               1.0
---------------------------------------------------------------------------------------------------------------------
     Total revenue                                          8.1              6.8              22.2              20.9
---------------------------------------------------------------------------------------------------------------------
Current and future benefits                                 1.8              2.0               5.7               6.0
Operating expenses:
  Salaries and related benefits                             0.3              0.7               0.8               2.1
  Other                                                     0.9              1.0               3.0               3.4
Amortization of deferred policy acquisition costs           1.5              1.2               4.3               3.3
---------------------------------------------------------------------------------------------------------------------
     Total benefits and expenses                            4.5              4.9              13.8              14.8
---------------------------------------------------------------------------------------------------------------------
Income before income taxes                                  3.6              1.9               8.4               6.1
Income taxes                                                0.8              0.6               2.4               2.0
---------------------------------------------------------------------------------------------------------------------
Net income                                           $      2.8       $      1.3        $      6.0        $      4.1
====================================================================================================================
Net realized capital (losses) gains, net of tax
  (included above)                                   $      0.1       $     (0.3)       $     (0.5)       $     (0.1)
====================================================================================================================
Deposits not included above:
  Annuities - fixed options                          $      0.7       $      1.0        $      2.3        $      7.5
  Annuities - variable options                              2.1              3.2               7.9              18.2
---------------------------------------------------------------------------------------------------------------------
      Total                                          $      2.8       $      4.2        $     10.2        $     25.7
====================================================================================================================
Assets under management:
  Annuities - fixed options (1)(2)                                                      $    193.9        $    226.5
  Annuities - variable options (3)                                                         1,041.5             942.4
---------------------------------------------------------------------------------------------------------------------
      Total  (4)                                                                        $  1,235.4        $  1,168.9
====================================================================================================================

(1) Excludes net unrealized capital losses of $2.3 million and $3.6 million at September 30, 2000 and September 30, 1999, respectively.
(2) Includes $72.7 million and $80.3 million related to the assets supporting a guaranteed interest option at September 30, 2000 and September 30, 1999, respectively.
(3) Includes $802.9 million and $734.3 million at September 30, 2000 and September 30, 1999, respectively, of assets invested through the Company's products in unaffiliated mutual funds.
(4) Includes $310.2 million and $337.8 million of assets managed by Aeltus Investment Management, Inc., an affiliate of the Company, at September 30, 2000 and September 30, 1999, respectively, and includes $122.3 million and $96.7 million of assets managed by the Company's parent, ALIAC, at September 30, 2000 and September 30, 1999, respectively.

The Company reported net income of $2.8 million and $1.3 million for the three months ended September 30, 2000 and September 30, 1999, respectively. Excluding net realized capital gains and losses, results for the three months ended September 30, 2000 increased $1.1 million compared to the corresponding period in 1999.

The Company reported net income of $6.0 million and $4.1 million for the nine months ended September 30, 2000 and September 30, 1999, respectively. Excluding net realized capital losses, results for the nine months ended September 30, 2000 increased $2.3 million compared to the corresponding period in 1999.

The increases in net income excluding net realized capital gains and losses for the three and nine month periods ended September 30, 2000 are due primarily to increased fee income from higher levels of assets under management and lower operating expenses as a result of the Company's decision to not actively market its annuity products to individuals. Refer to "Outlook".

As of the end of the third quarter of 2000, assets under management were 6% higher than those at the end of the corresponding period in 1999 primarily due to appreciation in the stock market. Net deposits (i.e., deposits less surrenders) decreased for the three and nine month periods ended September 30, 2000 compared to the corresponding periods in 1999 primarily due to decreases in deposits from new contracts resulting from the Company's decision to not actively market its annuity products to individuals. Refer to "Outlook" below.

The decline in the effective tax rate for the three and nine month periods ended September 30, 2000 is primarily related to the deduction allowed for dividends received and a favorable prior period adjustment.

OUTLOOK

As of the end of the third quarter of 2000, the Company's strategy is to increase assets under management and improve profitability by focusing on new distribution opportunities, primarily in Florida. As part of this strategy, effective January 5, 2000, the Company changed its state of domicile from Connecticut to Florida. The Company has begun to focus its marketing efforts principally on expanding its group annuity sales with the offering, through dedicated agents, of contracts to public, tax exempt and private employers sponsoring retirement plans. The Company also plans to explore alternative methods of distribution, such as direct marketing.

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

GENERAL ACCOUNT INVESTMENTS

The Company's invested assets were comprised of the following:

(Millions)                                                         September 30, 2000         December 31, 1999
-----------------------------------------------------------------------------------------------------------------
Debt securities, available for sale, at fair value                      $   143.5                 $   128.3
Nonredeemable preferred stock, at fair value                                  1.0                       0.9
-----------------------------------------------------------------------------------------------------------------
     Total investments                                                  $   144.5                 $   129.2
=================================================================================================================

ITEM 2. MANAGEMENT'S ANALYSIS OF THE RESULTS OF OPERATIONS (continued) GENERAL ACCOUNT INVESTMENTS (continued)

DEBT SECURITIES

At September 30, 2000 and December 31, 1999, debt securities equal to $130.7 million (91% of the total debt securities) and $116.4 million (91% of the total debt securities), respectively, supported experience-rated contracts.

Debt securities reflected net unrealized capital losses of $2.3 million and $4.5 million, respectively at September 30, 2000 and at December 31, 1999. At September 30, 2000, all of the net unrealized capital losses related to the debt securities that support experience-rated contracts.

It is management's objective that the portfolio of debt securities be of high quality and be well diversified by market sector. The debt securities in the Company's portfolio are generally rated by external rating agencies, and, if not externally rated, are rated by the Company on a basis believed to be similar to that used by the rating agencies. The average quality rating of the Company's debt security portfolio was AA- at September 30, 2000 and AA at December 31, 1999.

The percentage of total debt securities by quality rating category is as follows:

                       September 30, 2000          December 31, 1999
---------------------------------------------------------------------
AAA                           49.2%                       39.0%
AA                             8.1                         8.8
A                             28.0                        35.3
BBB                           14.7                        16.9
---------------------------------------------------------------------
     Total                   100.0%                      100.0%
=====================================================================


The percentage of total debt securities by market sector is as follows:

                                                 September 30, 2000        December 31, 1999
--------------------------------------------------------------------------------------------
U.S. Corporate                                         52.8%                     55.8%
U.S. Treasuries/Agencies                               16.8                      16.5
Residential Mortgage-Backed                            15.5                       7.9
Asset-Backed                                            7.4                       4.9
Commercial/Multi-family Mortgage-Backed                 6.1                       6.8
Foreign - U.S. Dollar Denominated                       1.4                       8.1
--------------------------------------------------------------------------------------------
     Total                                            100.0%                    100.0%
============================================================================================


FORWARD-LOOKING INFORMATION/RISK FACTORS

The "Forward-Looking Information/Risk Factors" portion of AICA's 1999 Annual Report on Form 10-K and report on Form 10-Q for the quarterly periods ended March 31, 2000 and June 30, 2000 contain discussions of important risk factors related to the Company's businesses.

PART II.  OTHER INFORMATION


ITEM 1.  LEGAL PROCEEDINGS

In recent years, several life insurance and annuity companies have been named as defendants in class action lawsuits relating to life insurance and annuity pricing and sales practices. A purported class action complaint (the "Shaner Complaint") was filed in the Circuit Court of Lauderdale County, Alabama on March 28, 2000 by Loretta Shaner against ALIAC, the parent of the Company, which serves as principal underwriter for the securities sold by the Company. This case was removed to the United States District Court for the Northern District of Alabama. The Shaner Complaint sought unspecified compensatory damages from ALIAC and unnamed affiliates of ALIAC. The Shaner Complaint claimed that ALIAC's sale of deferred annuity products for use as investments in tax-deferred contributory retirement plans (e.g., IRAs) was improper. On August 31, 2000, the Court entered an order and judgement dismissing the case. The case has been refiled as an individual action in the Alabama state court.

The Company is not currently involved in any other material litigation.


ITEM 5.    OTHER INFORMATION

RATINGS

The Company's financial strength ratings at August 9, 2000 and November 8, 2000 are as follows:

                                     Rating Agencies
                            --------------------------------------------------------
                                                           Moody's        Standard &
                            A.M. Best       Fitch     Investors Service     Poor's
------------------------------------------------------------------------------------
August 9, 2000                  A             AA            Aa3               AA-
November 8, 2000 (1)            A             AA            Aa3               AA-
------------------------------------------------------------------------------------

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

                                      AETNA INSURANCE COMPANY OF AMERICA
                                      ----------------------------------
                                                 (Registrant)


  November 13, 2000                   By  /s/ Deborah Koltenuk
---------------------                   --------------------------------------
        (Date)                            Deborah Koltenuk
                                          Vice President, Corporate Controller
                                            and Assistant Treasurer
                                            (Chief Accounting Officer)