Form 10-Q
period 2001-03-31
AETNA INSURANCE CO OF AMERICA
filed 2001-05-15
CIK 925988

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    Form 10-Q

                Quarterly Report Pursuant to Section 13 or 15(d)

                     of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2001   Commission file number 33-81010
                               ---------------                         ---------

                       Aetna Insurance Company of America
-------------------------------------------------------------------------------
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

            Florida                                      06-1286272
-------------------------------------------------------------------------------
 (STATE OR OTHER JURISDICTION
OF INCORPORATION OR ORGANIZATION)           (I.R.S. EMPLOYER IDENTIFICATION NO.)


5100 West Lemon Street, Suite 213, Tampa, Florida                    33609
--------------------------------------------------------------------------------
(ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)                           (ZIP CODE)

Registrant's telephone number, including area code     (860) 273-0123
                                                   -----------------------------
NONE
--------------------------------------------------------------------------------
(FORMER NAME, FORMER ADDRESS AND FORMER FISCAL YEAR IF CHANGED SINCE LAST
REPORT)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                     Yes     X               No
                                        -------------          -------------

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                                                       Shares Outstanding
Title of Class                                         at May 11, 2001
--------------                                         ---------------
Common Capital Stock, par value $100                        25,500

The registrant meets the conditions set forth in General Instruction H(1)(a) and (b) of Form 10-Q and is therefore filing this Form with the reduced disclosure format.

                       AETNA INSURANCE COMPANY OF AMERICA
    (A wholly owned subsidiary of Aetna Life Insurance and Annuity Company)

                                TABLE OF CONTENTS

                                                                         PAGE
                                                                         ----
PART I.      FINANCIAL INFORMATION (Unaudited)

   Item 1.   Financial Statements:
                Statements of Income ...................................    3
                Balance Sheets .........................................    4
                Statements of Changes in Shareholder's Equity ..........    5
                Statements of Cash Flows ...............................    6
                Condensed Notes to Financial Statements ................    7
             Independent Auditors' Review Report .......................   11

   Item 2.   Management's Analysis of the Results of Operations ........   12


PART II.     OTHER INFORMATION

   Item 1.   Legal Proceedings .........................................   16

   Item 5.   Other Information .........................................   16

   Item 6.   Exhibits and Reports on Form 8-K ..........................   16

Signature ..............................................................   17

PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                       AETNA INSURANCE COMPANY OF AMERICA
    (A wholly owned subsidiary of Aetna Life Insurance and Annuity Company)

                              STATEMENTS OF INCOME
                                   (Unaudited)
                                   (millions)


                                                                 Three Months Ended March 31,
                                                          ------------------------------------

                                                               2001             2000
                                                          ---------------  ----------------
REVENUES:
   Charges assessed against policyholders                           $ 3.6            $ 4.5
   Net investment income                                              2.7              2.7
   Net realized capital gains (losses)                                0.1             (0.5)
   Other income                                                       0.3              0.4
                                                          ---------------  ---------------
        Total revenue                                                 6.7              7.1
                                                          ---------------  ---------------

BENEFITS AND EXPENSES:
   Current and future benefits                                        1.8              2.0
   Operating expenses:
      Salaries and related benefits                                   0.2              0.2
      Other                                                           0.6              1.0
   Amortization of deferred policy acquisition costs
     and value of business acquired                                   2.0              1.5
   Amortization of goodwill                                           0.6
                                                          ---------------  ---------------
        Total benefits and expenses                                   5.2              4.7
                                                          ---------------  ---------------

Income before income taxes                                            1.5              2.4

Income taxes                                                          0.8              0.8
                                                          ---------------  ---------------

Net income                                                          $ 0.7            $ 1.6
                                                          ===============  ===============


See Condensed Notes to Financial Statements.

                       AETNA INSURANCE COMPANY OF AMERICA
    (A wholly owned subsidiary of Aetna Life Insurance and Annuity Company)

                                 BALANCE SHEETS
                          (millions, except share data)


                                                                                     March 31,            December 31,
                                                                                       2001                   2000
                                                                                 -----------------     ----------------
                                                                                   (Unaudited)
ASSETS

Investments:
  Debt securities, available for sale, at fair value
     (amortized cost: $127.3 and $125.8)                                                   $ 130.4              $ 126.5
  Equity securities, at fair value
     Nonredeemable preferred stock (amortized cost: $1.1 and $1.1)                             1.0                  1.0
  Short-term investments                                                                         -                  0.4
Securities pledged to creditors (amortized cost: $8.0)                                           -                  8.1
Cash and cash equivalents                                                                     15.6                  9.1
Short-term investments under securities loan agreement                                           -                  8.4
Value of business acquired                                                                    57.1                 58.7
Accrued investment income                                                                      1.8                  1.7
Premiums due and other receivables                                                             5.3                  4.7
Goodwill                                                                                      98.3                 98.9
Other assets                                                                                   1.0                  1.1
Separate Accounts assets                                                                     881.4              1,007.8
                                                                                 -----------------     ----------------

                Total assets                                                             $ 1,191.9            $ 1,326.4
                                                                                 =================     ================


LIABILITIES AND SHAREHOLDER'S EQUITY

Liabilities:
  Policyholders' funds left with the Company                                                 109.5                110.3
  Payables under securities loan agreement                                                       -                  8.4
  Other liabilities                                                                            2.3                  3.7
  Due to parent and affiliates                                                                 3.3                  3.8
  Income taxes:
     Current                                                                                   0.1                    -
     Deferred                                                                                  9.2                  7.8
  Separate Accounts liabilities                                                              881.4              1,007.8
                                                                                 -----------------     ----------------
                Total liabilities                                                          1,005.8              1,141.8
                                                                                 -----------------     ----------------

Shareholder's equity:
  Common capital stock, par value $100 (35,000 shares
   authorized, 25,500 issued and outstanding)                                                  2.5                  2.5
  Paid-in capital                                                                            181.3                181.3
  Accumulated other comprehensive income                                                       1.0                  0.2
  Retained earnings                                                                            1.3                  0.6
                                                                                 -----------------     ----------------
                 Total shareholder's equity                                                  186.1                184.6
                                                                                 -----------------     ----------------

                 Total liabilities and shareholder's equity                              $ 1,191.9            $ 1,326.4
                                                                                 =================     ================


See Condensed Notes to Financial Statements.

                       AETNA INSURANCE COMPANY OF AMERICA
     (A wholly owned subsidiary of Aetna Life Insurance and Annuity Company)

                  STATEMENTS OF CHANGES IN SHAREHOLDER'S EQUITY
                                   (Unaudited)
                                   (millions)

                                                                  Three Months Ended March 31,
                                                                  ----------------------------
                                                                    2001                2000
                                                                  --------             ------
Shareholder's equity, beginning of period                          $ 184.6             $ 73.4

Comprehensive income

    Net income                                                         0.7                1.6
    Other comprehensive income, net of tax:
         Unrealized gains on securities
         ($1.2 million, $0.3 million, pretax)                          0.8                0.2
                                                                  --------             ------
  Total comprehensive income                                           1.5                1.8
                                                                  --------             ------

Common stock issued                                                      -                2.4

Dividends paid to parent                                                 -               (2.4)
                                                                  --------             ------

Shareholder's equity, end of period                                $ 186.1             $ 75.2
                                                                  ========             ======


See Condensed Notes to Financial Statements.

                       AETNA INSURANCE COMPANY OF AMERICA
     (A wholly owned subsidiary of Aetna Life Insurance and Annuity Company)

                            STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                                   (millions)


                                                                                   Three Months Ended March 31,
                                                                                   ----------------------------
                                                                                     2001               2000
                                                                                    ------             ------
Cash Flows from Operating Activities:
Net income                                                                           $ 0.7              $ 1.6
Adjustments to reconcile net income to net cash provided by
operating activities:
     Net realized capital (gains) losses                                              (0.1)               0.5
     Changes in assets and liabilities:
            (Increase) decrease in accrued investment income                          (0.1)               0.2
            Decrease in deferred policy acquisition costs
              and value of business acquired                                           1.6                0.9
            Goodwill amortization                                                      0.6                  -
            Net change in amounts due to/from parent and affiliates                   (0.5)               3.2
            Net increase (decrease) in other assets and liabilities                    2.7               (0.8)
            Increase in income taxes                                                   1.0                0.8
                                                                                    ------             ------
Net cash provided by operating activities                                              5.9                6.4
                                                                                    ------             ------

Cash Flows from Investing Activities:
     Proceeds from sales of:
           Debt securities available for sale                                          5.7               16.3
           Short-term investments                                                      2.8                  -
     Investment maturities and repayments of:
           Debt securites available for sale                                           1.6                2.6
     Cost of investment purchases in:
           Debt securities available for sale                                         (3.0)             (18.3)
                                                                                    ------             ------
Net cash provided by investing activities                                              7.1                0.6
                                                                                    ------             ------

Cash Flows from Financing Activities:
     Deposits and interest credited for investment contracts                           1.7                2.3
     Withdrawal of investment contracts                                               (6.9)              (6.7)
     Other, net                                                                       (1.3)               7.9
                                                                                    ------             ------
Net cash (used for) provided by financing activities                                  (6.5)               3.5
                                                                                    ------             ------

Net increase in cash and cash equivalents                                              6.5               10.5
Cash and cash equivalents, beginning of period                                         9.1               22.9
                                                                                    ------             ------

Cash and cash equivalents, end of period                                            $ 15.6             $ 33.4
                                                                                    ======             ======

Supplemental cash flow information:
    Income taxes received, net                                                       $ 0.3             $    -
                                                                                    ======             ======

See Condensed Notes to Financial Statements.

CONDENSED NOTES TO FINANCIAL STATEMENTS (UNAUDITED)

1. BASIS OF PRESENTATION

    Aetna Insurance Company of America (the "Company") is a stock life insurance company organized in 1990 under the insurance laws of the state of Connecticut. Effective January 5, 2000, the Company changed its state of domicile from Connecticut to Florida. The Company is a wholly owned subsidiary of Aetna Life Insurance and Annuity Company ("ALIAC"). ALIAC is a wholly owned subsidiary of Aetna Retirement Holdings, Inc. ("HOLDCO"). HOLDCO is a wholly owned subsidiary of Aetna Retirement Services, Inc. ("ARSI"), whose ultimate parent is ING Groep N.V. ("ING"). The Company has one operating segment and all revenue reported by the Company comes from external customers.

    The financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America and are unaudited. Certain reclassifications have been made to the 2000 financial information to conform to the 2001 presentation. These interim statements necessarily rely heavily on estimates, including assumptions as to annualized tax rates. In the opinion of management, all adjustments necessary for a fair statement of results for the interim periods have been made. All such adjustments are of a normal, recurring nature. The accompanying financial statements should be read in conjunction with the financial statements and related notes as presented in the Company's 2000 Annual Report on Form 10-K. Certain financial information that is normally included in annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America, but that is not required for interim reporting purposes, has been condensed or omitted.

2. NEW ACCOUNTING STANDARD

    As of January 1, 2001, the Company adopted FAS No. 133, Accounting for Derivative Instruments and Hedging Activities, as amended and interpreted by FAS No. 137, Accounting for Derivative Instruments and Hedging Activities - Deferral of the Effective Date of FASB Statement No. 133, FAS No. 138, Accounting for Certain Derivative Instruments and Certain Hedging Activities - an Amendment of FASB Statement No. 133. and certain FAS No. 133 implementation issues. This standard, as amended, requires companies to record all derivatives on the balance sheet as either assets or liabilities and measure those instruments at fair value. The manner in which companies are to record gains or losses resulting from changes in the fair values of those derivatives depends on the use of the derivative and whether it qualifies for hedge accounting.

    Adoption of FAS No. 133 did not have a material effect on the Company's financial position or results of operations given to the Company's limited derivative and embedded derivative holdings.

2. NEW ACCOUNTING STANDARD (continued)

    The Company may utilize futures contracts, options, interest rate swap agreements and warrants in order to manage interest rate and price risk (collectively, market risk). These financial exposures are monitored and managed by the Company as an integral part of its overall risk management program. Derivatives are recognized on the balance sheet at fair value. The Company does not designate its derivative instruments as part of hedge transactions. Therefore changes in the fair value of the Company's derivative instruments are recorded immediately in the consolidated statements of income as part of realized capital gains and losses.

    Warrants are instruments that give the holder the right, but not the obligation, to buy or sell a fixed amount of an underlying asset at a fixed price in the future. Warrants are carried at fair value and are recorded as either derivative instruments or FAS No. 115 available for sale securities. Warrants that are considered derivatives are carried at fair value if they are readily convertible to cash. The values of these warrants can fluctuate given that the companies which underlie the warrants are non public companies. Warrants, considered to be derivatives, will be revalued each quarter and the change in the value of the warrants will be included in the consolidated statements of income. As of March 31, 2001, the Company had no warrants.

    The Company, at times, may own warrants on common stock which are not readily convertible to cash as they contain certain conditions which preclude their convertibility and therefore, will not be included in assets or liabilities as derivatives. If conditions are satisfied and the underlying stocks become marketable, the warrants would be reclassified as derivatives and recorded at fair value as an adjustment through current period results of operations.

    The Company occasionally purchases a financial instrument that contains a derivative instrument that is "embedded" in the instrument. In addition, the Company's insurance products are reviewed to determine whether they contain an embedded derivative. To the extent a financial instrument or insurance product (host instrument) contains an embedded derivative, the Company assesses whether the economic characteristics of the embedded derivative are clearly and closely related to the economic characteristics of the host contract and whether a separate instrument with the same terms as the embedded instrument would meet the definition of a derivative instrument. When it is determined that the embedded derivative possesses economic characteristics that are not clearly and closely related to the economic characteristics of the host contract and that a separate instrument with the same terms would qualify as a derivative instrument, the embedded derivative is separated from the host contract and carried at fair value. However, in cases where the host contract is measured at fair value, with changes in fair value reported in current period earnings or the Company is unable to reliably identify and measure the embedded derivative for separation from its host contract, the entire contract is carried on the balance sheet at fair value and is not designated as a hedging instrument. The Company had no material amounts of embedded derivatives at March 31, 2001.

3. SALE OF AETNA FINANCIAL SERVICES AND AETNA INTERNATIONAL

    On December 13, 2000, ING America Insurance Holdings, Inc., an indirect wholly owned subsidiary of ING, acquired Aetna Inc., comprised of the Aetna Financial Services business, of which the Company is a part, and the Aetna International business, for approximately $7.7 billion. The purchase price was comprised of approximately $5.0 billion in cash and the assumption of $2.7 billion of outstanding debt and other net liabilities. In connection with the acquisition, Aetna Inc. was renamed Lion Connecticut Holdings Inc. ("Lion"). At the time of the sale, Lion entered into certain transition services agreements with a former related party, Aetna U.S. Healthcare which was renamed Aetna Inc. ("former Aetna").

    For accounting purposes, the acquisition was accounted for as of November 30, 2000 using the purchase method. The application of the purchase method, including the recognition of goodwill, was pushed down and reflected on the financial statements of certain ARSI subsidiaries, including the Company.

    The purchase price was allocated to assets and liabilities based on their respective fair values. This revaluation resulted in a net increase to assets, excluding the effects of goodwill, of $3.2 million and a net increase to liabilities of $1.1 million. Additionally, the Company established goodwill of $98.9 million. Goodwill is being amortized over a period of 40 years. The allocation of the purchase price to assets and liabilities is subject to further refinement.

    Unaudited pro forma consolidated net income of the Company for the three months ended March 31, 2000, assuming that the acquisition of the Company occurred at the beginning of 2000, would each have been approximately $0.6 million. The pro forma adjustments, which do not affect revenues, reflect primarily goodwill amortization.

4. ADDITIONAL INFORMATION - ACCUMULATED OTHER COMPREHENSIVE INCOME

    Changes in accumulated other comprehensive income related to changes in unrealized gains on securities (excluding those related to experience-rated contractholders) were as follows:

                                                                                     Three months ended March 31,
                                                                               ------------------ -------------------
      (Millions)                                                                     2001                2000
     ------------------------------------------------------------------------- ------------------ -------------------
     Unrealized holding gains (losses) arising during the period  (1)                $ 0.8             $ (0.2)
     Less:  reclassification adjustments for gains (losses) and other items
         included in net income  (2)                                                     -               (0.4)
     ------------------------------------------------------------------------- ------------------ -------------------
     Net unrealized gains on securities                                              $ 0.8              $ 0.2
     ========================================================================= ================== ===================

(1) Pretax unrealized holding gains (losses) arising during the period were $1.2 million and $(0.3) million for 2001 and 2000, respectively.

(2) Pretax reclassification adjustments for gains (losses) and other items included in net income were $(0.6) million for 2000.

5. VALUE OF BUSINESS ACQUIRED

     Value of business acquired ("VOBA") is an asset and represents the present value of estimated net cash flows embedded in the Company's contracts acquired by ING. VOBA is amortized in proportion to estimated gross profits and is adjusted to reflect actual gross profits over the life of the contracts (up to 30 years for annuity contracts and pension contracts).

     Activity for the three months ended March 31, 2001 within VOBA was as follows:

     (Millions)
     Balance at December 31, 2000                                                        $58.7
     ---------------------------------------------------------------------------------------------
     Additions                                                                              .4
     Interest accrued at 7.0 %                                                             1.0
     Amortization                                                                         (3.0)
     ------------------------------------------------------------------------- -------------------
     Balance at March 31, 2001                                                           $57.1
     ========================================================================= ===================

6. LITIGATION

    The Company is not currently involved in any material litigation.

                     INDEPENDENT ACCOUNTANTS' REVIEW REPORT

The Board of Directors
Aetna Insurance Company of America

We have reviewed the accompanying condensed balance sheet of Aetna Insurance Company of America (the Company) as of March 31, 2001, and the related condensed statements of income, changes in shareholder's equity and cash flows for the three-month period then ended. These financial statements are the responsibility of the Company's management. The condensed balance sheet and the related condensed statements of income, changes in shareholder's equity and cash flows as of March 31, 2000, and for the three-month period then ended were reviewed by other accountants whose report (dated April 26, 2000) stated that they were not aware of any material modifications that should be made to those statements for them to be in conformity with accounting principles generally accepted in the United States.

We conducted our review in accordance with standards established by the American Institute of Certified Public Accountants. A review of interim financial information consists principally of applying analytical procedures to financial data, and making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with auditing standards generally accepted in the United States, which will be performed for the full year with the objective of expressing an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

Based on our review, we are not aware of any material modifications that should be made to the accompanying condensed financial statements referred to above for them to be in conformity with accounting principles generally accepted in the United States.

                                                          /s/ Ernst & Young LLP

Hartford, Connecticut
May 11, 2001

ITEM 2.    MANAGEMENT'S ANALYSIS OF THE RESULTS OF OPERATIONS

The following analysis presents a review of the Company for the three months ended March 31, 2001 and March 31, 2000. This review should be read in conjunction with the financial statements and other data presented herein as well as in the "Management's Analysis of the Results of Operations" section of the Company's 2000 Annual Report on Form 10-K.

OVERVIEW

RECENT DEVELOPMENTS

On December 13, 2000, ING America Insurance Holdings, Inc., an indirect wholly owned subsidiary of ING Groep N.V. ("ING"), acquired Aetna Inc., comprised of the Aetna Financial Services business, of which the Company is a part, and the Aetna International business, for approximately $7.7 billion. The purchase price was comprised of approximately $5.0 billion in cash and the assumption of $2.7 billion of outstanding debt and other net liabilities. In connection with the acquisition, Aetna Inc. was renamed Lion Connecticut Holdings Inc. ("Lion"). At the time of the sale, Lion entered into certain transition services agreements with a former related party, Aetna U.S. Healthcare, which was renamed Aetna Inc. ("former Aetna"). Refer to Note 3 of Condensed Notes to Financial Statements for more information of the acquisition.

ITEM 2.    MANAGEMENT'S ANALYSIS OF THE RESULTS OF OPERATIONS (continued)

RESULTS OF OPERATIONS

                                                            Three Months Ended March 31,
                                                       --------------------------------------
(Millions)                                                    2001                 2000
----------------------------------------------------------------------------------------------
Charges assessed against policyholders                              $  3.6            $    4.5
Net investment income                                                  2.7                 2.7
Net realized capital gains (losses)                                    0.1                (0.5)
Other income                                                           0.3                 0.4
----------------------------------------------------------------------------------------------
     Total revenue                                                     6.7                 7.1
----------------------------------------------------------------------------------------------
Current and future benefits                                            1.8                 2.0
Operating expenses:
  Salaries and related benefits                                        0.2                 0.2
  Other                                                                0.6                 1.0
Amortization of deferred policy  acquisition costs
 and value of business acquired                                        2.0                 1.5
Amortization of goodwill                                               0.6                  --
----------------------------------------------------------------------------------------------
     Total benefits and expenses                                       5.2                 4.7
----------------------------------------------------------------------------------------------
Income before income taxes                                             1.5                 2.4
Income taxes                                                           0.8                 0.8
----------------------------------------------------------------------------------------------
Net income                                                          $  0.7            $    1.6
==============================================================================================
Net realized capital gains (losses), net of tax
 (included above)                                                   $  0.1            $   (0.3)
==============================================================================================
Deposits not included above:
 Annuities - fixed options                                          $  2.5            $    0.9
 Annuities - variable options                                         10.8                 3.6
----------------------------------------------------------------------------------------------
      Total                                                         $ 13.3            $    4.5
==============================================================================================
Assets under management:
 Annuities - fixed options  (1)(2)                                  $177.0            $  216.9
 Annuities - variable options (3)                                    807.0             1,149.5
----------------------------------------------------------------------------------------------
      Total  (4)                                                    $984.0            $1,366.4
==============================================================================================

(1) Excludes net unrealized capital gains of $3.1 million at March 31, 2001 and net unrealized capital losses of $3.8 million at March 31, 2000.
(2) Includes $68.1 million and $76.9 million related to the assets supporting a guaranteed interest option at March 31, 2001 and March 31, 2000, respectively.
(3) Includes $625.6 million and $901.2 million at March 31, 2001 and March 31, 2000, respectively, of assets invested through the Company's products in unaffiliated mutual funds.
(4) Includes $280.6 million and $334.1 million of assets managed by Aeltus Investment Management, Inc., an affiliate of the Company, at March 31, 2001 and March 31, 2000, respectively, and includes $77.8 million and $131.1 million of assets managed by the Company's parent, ALIAC, at March 31, 2001 and March 31, 2000, respectively.

The Company reported net income of $0.7 million and $1.6 million for the three months ended March 31, 2001 and 2000, respectively. Excluding goodwill amortization of $0.6 million in the first quarter of 2001 and net realized capital gains and losses, results for the three months ended March 31, 2001 decreased $0.7 million compared to the same period in 2000. This decrease in earnings is due primarily to a decrease in charges assessed against policyholders and an increase in the effective tax rate partially offset by a decrease in operating expenses.

ITEM 2. MANAGEMENT'S ANALYSIS OF THE RESULTS OF OPERATIONS (continued) RESULTS OF OPERATIONS (continued)

Substantially all of the charges assessed against policyholders reported by the Company are derived from assets under management. For the quarter ended March 31, 2001, assets under management decreased $382 million, or 28%, compared to the same period in 2000 primarily due to a decline in the stock market.

Annuity deposits relate to annuity contracts not containing life contingencies. Deposits increased by $9 million, or 196%, for the quarter ended March 31, 2001 compared to the same period in 2000 primarily due to an increase in group annuity sales partially offset by a decrease in individual annuity sales. Refer to the "Outlook" section of Management's Analysis of the Results of Operations in the Company's 2000 Annual Report on Form 10-K.

Lower operating expenses in the first quarter of 2001 are a result of the Company's decision to not actively market its annuity products to individuals (refer to the "Outlook" section of Management's Analysis of the Results of Operations in the Company's 2000 Annual Report on Form 10-K).

The increase in the effective tax rate for the first quarter of 2001 is primarily related to the disallowance of goodwill amortization as a deduction and a decrease in the deduction for dividends received.

GENERAL ACCOUNT INVESTMENTS

Effective April 1, 2001, ING Investment Management, LLC, an affiliate of the Company, became the advisor of the Company's general account investments replacing Aeltus Investment Management, Inc, also an affiliate of the Company.

The Company's invested assets were comprised of the following:

(Millions)                                                                March 31, 2001           December 31, 2000
-------------------------------------------------------------------------------------------------------------------------
Debt securities, available for sale, at fair value (1)                                  $130.4                    $132.3
Nonredeemable preferred stock                                                              1.0                       1.0
Short-term investments (2)                                                                   -                       2.7
-------------------------------------------------------------------------------------------------------------------------
     Total investments                                                                  $131.4                    $136.0
=========================================================================================================================

(1) Includes $5.8 million of debt securities pledged to creditors at December 31, 2000.
(2) Includes $2.3 million of short-term investments pledged to creditors at December 31, 2000.

DEBT SECURITIES

At March 31, 2001 and December 31, 2000, the Company's carrying value of available for sale debt securities including debt securities pledged to creditors (herein after referred to as "total debt securities") represented 99% and 97%, respectively, of the total general account invested assets. For the same periods, debt securities equal to $117.0 million (90% of the total debt securities) and $119.1 million (90% of the total debt securities), respectively, supported experience-rated contracts. Total debt securities reflected net unrealized capital gains of $3.1 million and $0.8 million at March 31, 2001 and December 31, 2000, respectively.

ITEM 2. MANAGEMENT'S ANALYSIS OF THE RESULTS OF OPERATIONS (continued) GENERAL ACCOUNT INVESTMENTS (continued)

It is management's objective that the portfolio of debt securities be of high quality and be well diversified by market sector. The debt securities in the Company's portfolio are generally rated by external rating agencies, and, if not externally rated, are rated by the Company on a basis believed to be similar to that used by the rating agencies. The average quality rating of the Company's debt security portfolio was AA- at March 31, 2001 and December 31, 2000.

The percentage of total debt securities by quality rating category is as follows:

                                   March 31, 2001            December 31, 2000
-------------------------------------------------------------------------------
AAA                                    46.3%                       46.8%
AA                                      6.0                         5.8
A                                      31.7                        31.2
BBB                                    15.5                        16.2
BB                                      0.5                           -
-------------------------------------------------------------------------------
  Total                               100.0%                      100.0%
===============================================================================

The percentage of total debt securities by market sector is as follows:

                                                    March 31, 2001     December 31, 2000
----------------------------------------------------------------------------------------
U.S. Corporate                                            56.7%                56.2%
Residential Mortgage-Backed                               16.2                 16.9
U.S. Treasuries/Agencies                                  10.9                 11.2
Asset-Backed                                               8.3                  8.1
Commercial/Multifamily Mortgage-Backed                     7.0                  6.8
Foreign Securities - U.S. Dollar Denominated               0.9                  0.8
----------------------------------------------------------------------------------------
  Total                                                  100.0%               100.0%
========================================================================================

FORWARD-LOOKING INFORMATION/RISK FACTORS

The "Forward-Looking Information/Risk Factors" section of AICA's 2000 Annual Report on Form 10-K contains discussions of important risk factors related to the Company's businesses.

PART II.  OTHER INFORMATION


ITEM 1.  LEGAL PROCEEDINGS

The Company is not currently involved in any material litigation.

ITEM 5.    OTHER INFORMATION

RATINGS

The Company's financial strength ratings at May 11, 2001 and March 28, 2001 are as follows:

                                                                 Rating Agencies
                                --------------------------------------------------------------------------------
                                                                         Moody's                Standard &
                                    A.M. Best             Fitch          Investors Service      Poor's
----------------------------------------------------------------------------------------------------------------
May 11, 2001                            A+                   AA+                Aa2                    AA+
March 28, 2001                          A+                   AA+                Aa2                    AA+
----------------------------------------------------------------------------------------------------------------


ITEM 6.    EXHIBITS AND REPORTS ON FORM 8-K

   (a)  Exhibits

        None

   (b)  Reports on Form 8-K

        None

                                    SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                         AETNA INSURANCE COMPANY OF AMERICA
                                         ---------------------------------------
                                                     (Registrant)


   MAY 15, 2001                        By  /S/ Deborah Koltenuk
-----------------------------            ---------------------------------------
      (Date)                             Deborah Koltenuk
                                         Vice President and Corporate Controller
                                          (Chief Accounting Officer)