Form 10-Q
period 2001-06-30
AETNA INSURANCE CO OF AMERICA
filed 2001-08-14
CIK 925988

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    Form 10-Q

                Quarterly Report Pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934


For the quarterly period ended June 30, 2001   Commission file number   33-81010
                               -------------                            --------

                       Aetna Insurance Company of America
--------------------------------------------------------------------------------
                    (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

    Florida                                             06-1286272
--------------------------------------------------------------------------------
(STATE OR OTHER JURISDICTION OF          (I.R.S. EMPLOYER IDENTIFICATION NO.)
 INCORPORATION OR ORGANIZATION)

    5100 West Lemon Street, Suite 213, Tampa, Florida           33609
--------------------------------------------------------------------------------
(ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)                     (ZIP CODE)

Registrant's telephone number, including area code     (860) 273-0123
                                                   -------------------------

    None
--------------------------------------------------------------------------------
FORMER NAME, FORMER ADDRESS AND FORMER FISCAL YEAR IF CHANGED SINCE LAST REPORT)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                              Yes    X            No
                                 -----------        -----------

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                                                SHARES OUTSTANDING
TITLE OF CLASS                                  AT AUGUST 9, 2001

Common Capital Stock, par value $100             25,500

The registrant meets the conditions set forth in General Instruction H(1)(a) and
(b) of Form 10-Q and is therefore filing this Form with the reduced disclosure format.

                      AETNA INSURANCE COMPANY OF AMERICA
       (A wholly owned subsidiary of Aetna Life Insurance and Annuity Company)

                                TABLE OF CONTENTS

                                                                       PAGE
PART I.      FINANCIAL INFORMATION

   Item 1.   Financial Statements (Unaudited):
                 Statements of Income                                   3
                 Balance Sheets                                         4
                 Statements of Changes in Shareholder's Equity          5
                 Statements of Cash Flows                               6
                 Condensed Notes to Financial Statements                7
             Independent Auditors' Review Report                       11

   Item 2.   Management's Analysis of the Results of Operations        12


PART II.     OTHER INFORMATION

   Item 1.   Legal Proceedings                                         16

   Item 5.   Other Information                                         16

   Item 6.   Exhibits and Reports on Form 8-K                          16

 Signature                                                             17

PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                       AETNA INSURANCE COMPANY OF AMERICA
    (A Wholly Owned Subsidiary of Aetna Life Insurance and Annuity Company)

                              STATEMENTS OF INCOME
                                   (Unaudited)
                                   (millions)

                                                            THREE MONTHS ENDED JUNE 30,          SIX MONTHS ENDED JUNE 30,
                                                       -----------------------------------    -----------------------------------
                                                            2001               2000                2001               2000
                                                       ----------------   ----------------    ----------------   ----------------
Revenues:
   Charges assessed against policyholders                        $ 3.4              $ 4.4               $ 7.0              $ 8.9
   Net investment income                                           2.5                2.6                 5.2                5.3
   Net realized capital gains (losses)                             0.6               (0.4)                0.7               (0.9)
   Other income                                                    0.3                0.4                 0.6                0.8
                                                       ----------------   ----------------    ----------------   ----------------
        Total revenue                                              6.8                7.0                13.5               14.1
                                                       ----------------   ----------------    ----------------   ----------------

Benefits and expenses:
   Current and future benefits                                     1.7                1.9                 3.5                3.9
   Operating expenses:
      Salaries and related benefits                                0.1                0.3                 0.3                0.5
      Other                                                        0.8                1.1                 1.4                2.1
   Amortization of deferred policy acquisition costs
     and value of business acquired                                1.4                1.3                 3.4                2.8
   Amortization of goodwill                                        0.6                  -                 1.2                  -
                                                       ----------------   ----------------    ----------------   ----------------
        Total benefits and expenses                                4.6                4.6                 9.8                9.3
                                                       ----------------   ----------------    ----------------   ----------------

Income before income taxes                                         2.2                2.4                 3.7                4.8

Income taxes                                                       0.9                0.8                 1.7                1.6
                                                       ----------------   ----------------    ----------------   ----------------

Net income                                                       $ 1.3              $ 1.6               $ 2.0              $ 3.2
                                                       ================   ================    ================   ================


See Condensed Notes to Financial Statements.

                       AETNA INSURANCE COMPANY OF AMERICA
    (A Wholly Owned Subsidiary of Aetna Life Insurance and Annuity Company)

                                BALANCE SHEETS
                         (millions, except share data)

                                                                       JUNE 30,         DECEMBER 31,
                                                                         2001               2000
                                                                 ----------------     -------------
                                                                     (unaudited)
ASSETS
Investments:
  Debt securities, available for sale, at fair value
     (amortized cost: $105.7 and $125.8)                                 $ 108.8           $ 126.5
  Equity securities, at fair value
     Nonredeemable preferred stock (amortized cost: $1.1)                      -               1.0
  Short-term investments                                                    15.3               0.4
Securities pledged to creditors                                             13.7               8.1
Cash and cash equivalents                                                    9.7               9.1
Short-term investments under securities loan agreement                      14.0               8.4
Deferred policy acquisition costs                                            0.2                 -
Value of business acquired                                                  56.0              58.7
Accrued investment income                                                    1.8               1.7
Premiums due and other receivables                                          12.9               4.7
Goodwill                                                                    98.1              98.9
Other assets                                                                 1.4               1.1
Separate Accounts assets                                                   904.5           1,007.8
                                                                 ----------------     -------------
                Total assets                                           $ 1,236.4         $ 1,326.4
                                                                 ================     =============

LIABILITIES AND SHAREHOLDER'S EQUITY
Liabilities:
  Policyholders' funds left with the Company                               104.0             110.3
  Payables under securities loan agreement                                  14.0               8.4
  Other liabilities                                                         10.5               3.7
  Due to parent and affiliates                                               6.2               3.8
  Income taxes:
     Current                                                                 1.0                 -
     Deferred                                                                9.2               7.8
  Separate Accounts liabilities                                            904.5           1,007.8
                                                                 ----------------     -------------
                Total liabilities                                        1,049.4           1,141.8
                                                                 ----------------     -------------

Shareholder's equity:
  Common capital stock, par value $100 (35,000 shares
   authorized, 25,500 issued and outstanding)                                2.5               2.5
  Paid-in capital                                                          181.3             181.3
  Accumulated other comprehensive income                                     0.6               0.2
  Retained earnings                                                          2.6               0.6
                                                                 ----------------     -------------
                 Total shareholder's equity                                187.0             184.6
                                                                 ----------------     -------------

                 Total liabilities and shareholder's equity            $ 1,236.4         $ 1,326.4
                                                                 ================     =============


See Condensed Notes to Financial Statements.

                       AETNA INSURANCE COMPANY OF AMERICA
    (A Wholly Owned Subsidiary of Aetna Life Insurance and Annuity Company)

                 STATEMENTS OF CHANGES IN SHAREHOLDER'S EQUITY
                                  (Unaudited)
                                  (millions)

                                                                 SIX MONTHS ENDED JUNE 30,
                                                            ----------------------------------
                                                                2001               2000
                                                            ---------------    ---------------
Shareholder's equity, beginning of period                          $ 184.6             $ 73.4

Comprehensive income
    Net income                                                         2.0                3.2
    Other comprehensive income, net of tax:
         Unrealized gains on securities
         ($0.6 million, $0.6 million, pretax)                          0.4                0.4
                                                            ---------------    ---------------
  Total comprehensive income                                           2.4                3.6
                                                            ---------------    ---------------

Common stock issued                                                      -                2.4

Dividends paid to parent                                                 -               (2.4)
                                                            ---------------    ---------------

Shareholder's equity, end of period                                $ 187.0             $ 77.0
                                                            ===============    ===============


See Condensed Notes to Financial Statements.

                       AETNA INSURANCE COMPANY OF AMERICA
    (A Wholly Owned Subsidiary of Aetna Life Insurance and Annuity Company)

                             STATEMENTS OF CASH FLOWS
                                    (Unaudited)
                                    (millions)

                                                                                           SIX MONTHS ENDED JUNE 30,
                                                                                    -----------------------------------
                                                                                            2001               2000
                                                                                    ---------------    ----------------
Cash Flows from Operating Activities:
Net income                                                                                   $ 2.0               $ 3.2
Adjustments to reconcile net income to net cash provided by
     Net realized capital (gains) losses                                                      (0.7)                0.9
     Changes in assets and liabilities:
            (Increase) decrease in accrued investment income                                  (0.1)                0.1
            Decrease in deferred policy acquisition costs
              and value of business acquired                                                   2.5                 1.6
            Goodwill amortization                                                              0.8                   -
            Net change in amounts due to/from parent and affiliates                            2.4                 5.3
            Net decrease in other assets and liabilities                                       3.8                 1.5
            Increase in income taxes                                                           2.2                 1.0
                                                                                    ---------------    ----------------
Net cash provided by operating activities                                                    12.9                 13.6
                                                                                    ---------------    ----------------

Cash Flows from Investing Activities:
     Proceeds from sales of:
           Debt securities available for sale                                                 15.1                31.0
           Short-term investments                                                            845.4                   -
     Investment maturities and repayments of:
           Debt securites available for sale                                                   6.5                 3.4
     Cost of investment purchases in:
           Debt securities available for sale                                                 (6.7)              (27.2)
           Short-term investments                                                           (856.3)                  -
                                                                                    ---------------    ----------------
Net cash provided by investing activities                                                      4.0                 7.2
                                                                                    ---------------    ----------------

Cash Flows from Financing Activities:
     Deposits and interest credited for investment contracts                                   3.2                 4.4
     Withdrawal of investment contracts                                                      (15.5)              (17.7)
     Other, net                                                                               (4.0)                7.8
                                                                                    ---------------    ----------------
Net cash used for financing activities                                                       (16.3)               (5.5)
                                                                                    ---------------    ----------------
Net increase in cash and cash equivalents                                                      0.6                15.3
Cash and cash equivalents, beginning of period                                                 9.1                22.9
                                                                                    ---------------    ----------------

Cash and cash equivalents, end of period                                                     $ 9.7              $ 38.2
                                                                                    ===============    ================
Supplemental cash flow information:
    Income taxes paid, net                                                                   $ 0.3              $  0.6
                                                                                    ===============    ================


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

   Operating results for the three and six months ended June 30, 2001 are not necessarily indicative of the results that may be expected for the year ended December 31, 2001.

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

   Warrants are instruments that give the holder the right, but not the obligation, to buy or sell a fixed amount of an underlying asset at a fixed price in the future. Warrants are carried at fair value and are recorded as either derivative instruments or FAS No. 115 available for sale securities. Warrants that are considered derivatives are carried at fair value if they are readily convertible to cash. The values of these warrants can fluctuate given that the companies which underlie the warrants are non public companies. Warrants, considered to be derivatives, will be revalued each quarter and the change in the value of the warrants will be included in the consolidated statements of income. As of June 30, 2001, the Company had no warrants.

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

   The Company occasionally purchases a financial instrument that contains a derivative that is "embedded" in the instrument. In addition, the Company's insurance products are reviewed to determine whether they contain an embedded derivative. To the extent a financial instrument or insurance product (host instrument) contains an embedded derivative, the Company assesses whether the economic characteristics of the embedded derivative are clearly and closely related to the economic characteristics of the host contract and whether a separate instrument with the same terms as the embedded instrument would meet the definition of a derivative instrument. When it is determined that the embedded derivative possesses economic characteristics that are not clearly and closely related to the economic characteristics of the host contract and that a separate instrument with the same terms would qualify as a derivative instrument, the embedded derivative is separated from the host contract and carried at fair value. However, in cases where the host contract is measured at fair value, with changes in fair value reported in current period earnings or the Company is unable to reliably identify and measure the embedded derivative for separation from its host contract, the entire contract is carried on the balance sheet at fair value and is not designated as a hedging instrument. The Company had no material amounts of embedded derivatives at June 30, 2001.

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

   Unaudited pro forma consolidated net income of the Company for the six months ended June 30, 2000, assuming that the acquisition of the Company occurred at the beginning of 2000, would each have been approximately $1.2 million. The pro forma adjustments, which do not affect revenues, reflect primarily goodwill amortization.

4. REVISION OF PRELIMINARY ALLOCATION OF PURCHASE PRICE

   ING America Insurance Holdings, Inc., an indirect wholly owned subsidiary of ING, acquired Aetna Inc., comprised of the Aetna Financial Services business, of which the Company is a part, and the Aetna International business, on December 13, 2000.

   The preliminary allocation of the purchase price did not reflect any market value adjustments related to the Company's investment portfolios. The Company, after giving consideration to certain exposures in the general market place which, while existing prior to the acquisition, subsequently took on more significance, determined that a reduction in carrying value was warranted.

   The amount of the reductions in the carrying values of the investment portfolios were accounted for as components of the purchase price and the amounts assigned to the Company's assets and liabilities in the allocation of the purchase price were adjusted appropriately. That adjustment was generally reflected as an adjustment to goodwill.

5. ADDITIONAL INFORMATION - ACCUMULATED OTHER COMPREHENSIVE INCOME

   Changes in accumulated other comprehensive income related to changes in unrealized gains on securities (excluding those related to experience-rated contractholders) were as follows:

                                                                   Six months ended June 30,
                                                               ---------------------------------
     (Millions)                                                       2001            2000
    ---------------------------------------------------------------- --------------- -----------
    Unrealized holding gains (losses) arising during the  period(1)    $ 0.9          $ (0.3)

    Less:  reclassification adjustments for gains (losses) and
       other items included in net income  (2)                           0.5            (0.7)
    ---------------------------------------------------------------- --------------- -----------
    Net unrealized gains on securities                                 $ 0.4          $  0.4
    ================================================================ =============== ===========


(1) Pretax unrealized holding gains (losses) arising during the period were $1.4 million and $(0.4) million for 2001 and 2000, respectively.

(2) Pretax reclassification adjustments for gains (losses) and other items included in net income were $0.8 million and $(1.0) million for 2001 and 2000, respectively.

6. VALUE OF BUSINESS ACQUIRED

    Value of business acquired ("VOBA") is an asset and represents the present value of estimated net cash flows embedded in the Company's contracts indirectly acquired by ING. VOBA is amortized in proportion to estimated gross profits and is adjusted to reflect actual gross profits over the life of the contracts (up to 30 years for annuity contracts and pension contracts).

   Activity for the three months ended June 30, 2001 within VOBA was as follows:

    (Millions)
    ----------------------------------------------- ----------------
    Balance at December 31, 2000                              $58.7
    Additions                                                   0.6
    Interest accrued at 7.0 %                                   2.0
    Amortization                                               (5.3)
    ----------------------------------------------- ----------------
    Balance at June 30, 2001                                  $56.0
    =============================================== ================

7. LITIGATION

   The Company is not currently involved in any material litigation.

                     INDEPENDENT ACCOUNTANTS' REVIEW REPORT



The Board of Directors
Aetna Insurance Company of America

We have reviewed the accompanying condensed balance sheet of Aetna Insurance Company of America (the "Company") as of June 30, 2001, and the related condensed statements of income, changes in stockholder's equity and cash flows for the three and six-month periods then ended. These financial statements are the responsibility of the Company's management. The condensed consolidated balance sheet of the Company as of December 31, 2000 was audited by other accountants whose report (dated March 27, 2001) expressed an unqualified opinion as to the application of accounting principles generally accepted in the United States. The condensed consolidated statements of income, changes in stockholder's equity and cash flows of the Company for the three and six-month periods ended June 30, 2000 were reviewed by other accountants whose report (dated August 3, 2000) stated that they were not aware of any material modifications that should be made to those statements for them to be in conformity with accounting principles generally accepted in the United States.

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


Hartford, Connecticut
August 13, 2001

ITEM 2.  MANAGEMENT'S ANALYSIS OF THE RESULTS OF OPERATIONS

The following analysis presents a review of the Company for the three months and six months ended June 30, 2001 and 2000. This review should be read in conjunction with the financial statements and other data presented herein as well as in the "Management's Analysis of the Results of Operations" section of the Company's 2000 Annual Report on Form 10-K.

OVERVIEW

Recent Developments

On December 13, 2000, ING America Insurance Holdings, Inc., an indirect wholly owned subsidiary of ING Groep N.V. ("ING"), acquired Aetna Inc., comprised of the Aetna Financial Services business, of which the Company is a part, and the Aetna International business, for approximately $7.7 billion. The purchase price was comprised of approximately $5.0 billion in cash and the assumption of $2.7 billion of outstanding debt and other net liabilities. In connection with the acquisition, Aetna Inc. was renamed Lion Connecticut Holdings Inc. ("Lion"). At the time of the sale, Lion entered into certain transition services agreements with a former related party, Aetna U.S. Healthcare, which was renamed Aetna Inc. ("former Aetna"). Refer to Note 3 of Condensed Notes to Financial Statements for more information on the acquisition.

RESULTS OF OPERATIONS

                                            THREE MONTHS ENDED JUNE 30,   SIX MONTHS ENDED JUNE 30,
                                            ---------------------------- ----------------------------
(Millions)                                        2001           2000          2001          2000
----------------------------------------    -------------- ------------- ------------- --------------
Charges assessed against policyholders        $     3.4      $     4.4     $     7.0     $     8.9
Net investment income                               2.5            2.6           5.2           5.3
Net realized capital gains (losses)                 0.6           (0.4)          0.7          (0.9)
Other income                                        0.3            0.4           0.6           0.8
------------------------------------------- -------------- ------------- ------------- --------------
    Total revenue                                   6.8            7.0          13.5          14.1
------------------------------------------- -------------- ------------- ------------- --------------
Current and future benefits                         1.7            1.9           3.5           3.9
Operating expenses:
  Salaries and related benefits                     0.1            0.3           0.3           0.5
  Other                                             0.8            1.1           1.4           2.1
Amortization of deferred policy acquisition costs
 and value of business  acquired                    1.4            1.3           3.4           2.8
Amortization of goodwill                            0.6            -             1.2           -
------------------------------------------- -------------- ------------- ------------- --------------
    Total benefits and expenses                     4.6            4.6           9.8           9.3
------------------------------------------- -------------- ------------- ------------- --------------
Income before income taxes                          2.2            2.4           3.7           4.8
Income taxes                                        0.9            0.8           1.7           1.6
------------------------------------------- -------------- ------------- ------------- --------------
Net income                                    $     1.3      $     1.6     $     2.0     $     3.2
=========================================== ============== ============= ============= ==============
Net realized capital gains (losses), net
 of tax (included above)                            0.4           (0.3)    $     0.5     $    (0.6)
=========================================== ============== ============= ============= ==============
Deposits not included above:
 Annuities - fixed options                    $     2.1      $     0.7     $     4.6     $     1.6
 Annuities - variable options                       9.0            2.2          19.8           5.8
------------------------------------------- -------------- ------------- ------------- --------------
     Total                                    $    11.1      $     2.9     $    24.4     $     7.4
=========================================== ============== ============= ============= ==============
Assets under management:
 Annuities - fixed options  (1)(2)                                         $   170.1     $   206.9
 Annuities - variable options (3)                                              827.3       1,071.1
------------------------------------------- -------------- ------------- ------------- --------------
     Total  (4)                                                            $   997.4     $ 1,278.0
=========================================== ============== ============= ============= ==============

(1) Excludes net unrealized capital gains of $3.1 million at June 30, 2001 and net unrealized capital losses of $4.5 million at June 30, 2000.
(2) Includes $66.4 million and $75.4 million related to the assets supporting a guaranteed interest option at June 30, 2001 and June 30, 2000, respectively.
(3) Includes $640.8 million and $828.7 million at June 30, 2001 and June 30, 2000, respectively, of assets invested through the Company's products in unaffiliated mutual funds.
(4) Includes $105.6 million and $323.9 million of assets managed by Aeltus Investment Management, Inc., an affiliate of the Company, at June 30, 2001 and June 30, 2000, respectively, and includes $80.9 million and $125.4 million of assets managed by the Company's parent, ALIAC, at June 30, 2001 and June 30, 2000, respectively.

Net income for the three months ended June 30, 2001 decreased $0.3 million compared to the same period in 2000. Excluding goodwill amortization and net realized capital gains and losses, results for the three months ended June 30, 2001 decreased $0.4 million compared to the same period in 2000. Net income for the six months ended June 30, 2001 decreased by $1.2 million compared to the same period in 2000. Excluding goodwill amortization and net realized capital gains and losses, results for the six months ended June 30, 2001 decreased $1.1 million compared to the same period in 2000.

The decreases in earnings for the three months and six months ended June 30, 2001 are due primarily to a decrease in charges assessed against policyholders and an increase in the effective tax rate partially offset by a decrease in operating expenses.

Substantially all of the charges assessed against policyholders reported by the Company are derived from assets under management. For the quarter ended June 30, 2001, assets under management decreased $281 million, or 22%, compared to the same period in 2000 primarily due to a decline in the stock market.

Annuity deposits relate to annuity contracts not containing life contingencies. Deposits increased by $8 million and $17 million for the three months and six months ended June 30, 2001, respectively, compared to the same periods in 2000 primarily due to an increase in group annuity sales partially offset by a decrease in individual annuity sales. Refer to the "Outlook" section of Management's Analysis of the Results of Operations in the Company's 2000 Annual Report on Form 10-K.

Lower operating expenses for the three months and six months ended June 30, 2001 are a result of the Company's decision to not actively market its annuity products to individuals (refer to the "Outlook" section of Management's Analysis of the Results of Operations in the Company's 2000 Annual Report on Form 10-K).

The increase in the effective tax rate for the three months and six months ended June 30, 2001 is primarily related to the disallowance of goodwill amortization as a deduction and a decrease in the deduction for dividends received.

GENERAL ACCOUNT INVESTMENTS

Effective April 1, 2001, ING Investment Management, LLC, an affiliate of the Company, became the advisor of the Company's general account investments replacing Aeltus Investment Management, Inc, another affiliate of the Company.

The Company's invested assets were comprised of the following:

(MILLIONS)                                                  JUNE 30, 2001       DECEMBER 31, 2000
---------------------------------------------------------------------------------------------------
Debt securities, available for sale, at fair value (1)          $ 122.5               $ 132.3
Nonredeemable preferred stock                                       -                     1.0
Short-term investments (2)                                         15.3                   2.7
-------------------------------------------------------- --------------------- --------------------
     Total investments                                          $ 137.8               $ 136.0
======================================================== ===================== ====================

(1) Includes $13.7 million and $5.8 million of debt securities pledged to creditors at June 30, 2001 and December 31, 2000, respectively.
(2) Includes $2.3 million of short-term investments pledged to creditors at December 31, 2000.

Debt Securities

At June 30, 2001 and December 31, 2000, the Company's carrying value of available for sale debt securities including debt securities pledged to creditors (herein after referred to as "total debt securities") represented 89% and 97%, respectively, of the total general account invested assets. For the same periods, debt securities equal to $109.2 million (89% of the total debt securities) and $119.1 million (90% of the total debt securities), respectively, supported experience-rated contracts. Total debt securities reflected net unrealized capital gains of $3.1 million and $0.8 million at June 30, 2001 and December 31, 2000, respectively.

It is management's objective that the portfolio of debt securities be of high quality and be well diversified by market sector. The debt securities in the Company's portfolio are generally rated by external rating agencies, and, if not externally rated, are rated by the Company on a basis believed to be similar to that used by the rating agencies. The average quality rating of the Company's debt security portfolio was AA at June 30, 2001 and AA- at December 31, 2000.

The percentage of total debt securities by quality rating category is as follows:

                            JUNE 30, 2001        DECEMBER 31, 2000
---------------------------------------------------------------------
AAA                              50.6%                  46.8%
AA                                6.3                    5.8
A                                28.4                   31.2
BBB                              13.3                   16.2
BB and below                      1.4                    -
----------------------- ---------------------- ----------------------
  Total                         100.0%                 100.0%
======================= ====================== ======================

The percentage of total debt securities by market sector is as follows:

                                                         JUNE 30, 2001      DECEMBER 31, 2000
----------------------------------------------------------------------------------------------
U.S. Corporate                                               53.6%                56.2%
U.S. Treasuries/Agencies                                     18.4                 11.2
Mortgage-Backed                                              15.1                 23.7
Asset-Backed                                                 12.9                  8.1
Foreign Securities - U.S. Dollar Denominated                  -                    0.8
---------------------------------------------------- -------------------- --------------------
  Total                                                     100.0%               100.0%
==================================================== ==================== ====================

FORWARD-LOOKING INFORMATION/RISK FACTORS

The "Forward-Looking Information/Risk Factors" section of AICA's 2000 Annual Report on Form 10-K contains discussions of important risk factors related to the Company's businesses.

PART II.  OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

The Company is not currently involved in any material litigation.


ITEM 5.  OTHER INFORMATION

RATINGS

The Company's financial strength ratings at August 9, 2001 and May 11, 2001 are as follows:

                                                    RATING AGENCIES
                            ------------------------------------------------------------------
                                                                  MOODY'S           STANDARD &
                             A.M. BEST         FITCH          INVESTORS SERVICE       POOR'S
----------------------------------------------------------------------------------------------
August 9, 2001                   A+                AA+             Aa2               AA+
May 11, 2001                     A+                AA+             Aa2               AA+
----------------------------------------------------------------------------------------------


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)      Exhibits

         None

  (b)    Reports on Form 8-K

         Incorporated by reference to Form 8-K as filed on May 8, 2001 to disclose a change in certifying accountant.

                                    SIGNATURE

    Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                    AETNA INSURANCE COMPANY OF AMERICA
                                    ----------------------------------
                                                       (Registrant)


        August 14, 2001            By   /s/ Deborah Koltenuk
    ------------------------         ------------------------------------------
             (Date)                     Deborah Koltenuk
                                        Vice President and Corporate Controller
                                           (Chief Accounting Officer)