Form 10-Q
period 2001-09-30
AETNA INSURANCE CO OF AMERICA
filed 2001-11-13
CIK 925988

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    Form 10-Q

                Quarterly Report Pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934


For the quarterly period ended September 30, 2001
                               ------------------

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

                                                            Shares Outstanding
Title of Class                                              at November 9, 2001
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

                       AETNA INSURANCE COMPANY OF AMERICA
                    (A wholly owned subsidiary of Aetna Life
                         Insurance and Annuity Company)


                                TABLE OF CONTENTS

                                                                             PAGE
                                                                         ----------
PART I.        FINANCIAL INFORMATION

   Item 1.     Financial Statements (Unaudited):
                  Statements of Income                                          3
                  Balance Sheets                                                4
                  Statements of Changes in Shareholder's Equity                 5
                  Statements of Cash Flows                                      6
                  Condensed Notes to Financial Statements                       7
               Independent Accountants' Review Report                          12

   Item 2.     Management's Analysis of the Results of Operations              13


PART II.       OTHER INFORMATION

   Item 1.     Legal Proceedings                                               17

   Item 5.     Other Information                                               17

   Item 6.     Exhibits and Reports on Form 8-K                                17

Signature                                                                      18

PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                       AETNA INSURANCE COMPANY OF AMERICA
     (A wholly owned subsidiary of Aetna Life Insurance and Annuity Company)

                              STATEMENTS OF INCOME
                                   (Unaudited)
                                   (millions)


                                                         THREE MONTHS ENDED SEPTEMBER 30,       NINE MONTHS ENDED SEPTEMBER 30,
                                                       -----------------------------------    -----------------------------------

                                                                2001               2000                2001               2000
                                                       ----------------   ----------------    ----------------   ----------------
Revenues:
   Charges assessed against policyholders                        $ 3.1              $ 4.7              $ 10.1             $ 13.6
   Net investment income                                           2.4                3.0                 7.6                8.3
   Net realized capital (losses) gains                            (0.4)               0.1                 0.3               (0.8)
   Other income                                                    0.4                0.3                 1.0                1.1
                                                       ----------------   ----------------    ----------------   ----------------
        Total revenue                                              5.5                8.1                19.0               22.2
                                                       ----------------   ----------------    ----------------   ----------------

Benefits and expenses:
   Current and future benefits                                     2.1                1.8                 5.6                5.7
   Operating expenses:
      Salaries and related benefits                                0.2                0.3                 0.5                0.8
      Other                                                        0.4                0.9                 1.8                3.0
   Amortization of deferred policy acquisition costs
     and value of business acquired                                1.4                1.5                 4.8                4.3
   Amortization of goodwill                                        0.7                  -                 1.9                  -
                                                       ----------------   ----------------    ----------------   ----------------
        Total benefits and expenses                                4.8                4.5                14.6               13.8
                                                       ----------------   ----------------    ----------------   ----------------

Income before income taxes                                         0.7                3.6                 4.4                8.4

Income taxes                                                       0.1                0.8                 1.8                2.4
                                                       ----------------   ----------------    ----------------   ----------------

Net income                                                       $ 0.6              $ 2.8               $ 2.6              $ 6.0
                                                       ================   ================    ================   ================

See Condensed Notes to Financial Statements.

                       AETNA INSURANCE COMPANY OF AMERICA
   (A wholly owned subsidiary of Aetna Life Insurance and Annuity Company)

                                 BALANCE SHEETS
                          (millions, except share data)


                                                                                     SEPTEMBER 30,          DECEMBER 31,
                                                                                         2001                   2000
                                                                                   ------------------     -----------------
ASSETS                                                                                (UNAUDITED)
------
Investments:
  Debt securities, available for sale, at fair value
     (amortized cost: $118.4 and $125.8)                                                $   123.8             $   126.5
  Equity securities, at fair value
     Nonredeemable preferred stock (amortized cost: $1.1)                                       -                   1.0
  Short-term investments                                                                        -                   0.4
Securities pledged to creditors (amortized cost: $10.0 and $8.0)                             10.5                   8.1
Cash and cash equivalents                                                                     2.2                   9.1
Short-term investments under securities loan agreement                                       10.5                   8.4
Deferred policy acquisition costs                                                             0.2                     -
Value of business acquired                                                                   54.4                  58.7
Accrued investment income                                                                     1.7                   1.7
Premiums due and other receivables                                                           10.6                   4.7
Goodwill                                                                                     97.5                  98.9
Other assets                                                                                  1.1                   1.1
Separate Accounts assets                                                                    777.3               1,007.8
                                                                                ------------------     -----------------

                Total assets                                                            $ 1,089.8             $ 1,326.4
                                                                                ==================     =================

LIABILITIES AND SHAREHOLDER'S EQUITY
Liabilities:
  Policyholders' funds left with the Company                                                 98.8                 110.3
  Payables under securities loan agreement                                                   10.5                   8.4
  Other liabilities                                                                           0.4                   3.7
  Due to parent and affiliates                                                                2.6                   3.8
  Income taxes:
     Current                                                                                  0.6                     -
     Deferred                                                                                10.5                   7.8
  Separate Accounts liabilities                                                             777.3               1,007.8
                                                                                ------------------     -----------------
                Total liabilities                                                           900.7               1,141.8
                                                                                ------------------     -----------------

Shareholder's equity:
  Common capital stock, par value $100 (35,000 shares
   authorized, 25,500 issued and outstanding)                                                 2.5                   2.5
  Paid-in capital                                                                           181.3                 181.3
  Accumulated other comprehensive income                                                      2.1                   0.2
  Retained earnings                                                                           3.2                   0.6
                                                                                ------------------     -----------------
                 Total shareholder's equity                                                 189.1                 184.6
                                                                                ------------------     -----------------

                 Total liabilities and shareholder's equity                             $ 1,089.8             $ 1,326.4
                                                                                ==================     =================


See Condensed Notes to Financial Statements.

                       AETNA INSURANCE COMPANY OF AMERICA
     (A wholly owned subsidiary of Aetna Life Insurance and Annuity Company)

                  STATEMENTS OF CHANGES IN SHAREHOLDER'S EQUITY
                                   (Unaudited)
                                   (millions)


                                                              NINE MONTHS ENDED SEPTEMBER 30,
                                                            ----------------------------------
                                                                   2001               2000
                                                            ---------------    ---------------
Shareholder's equity, beginning of period                          $ 184.6             $ 73.4

Comprehensive income
    Net income                                                         2.6                6.0
    Other comprehensive income, net of tax:
         Unrealized gains on securities
         ($2.9 million, $1.6 million, pretax)                          1.9                1.0
                                                            ---------------    ---------------
  Total comprehensive income                                           4.5                7.0
                                                            ---------------    ---------------

Common stock issued                                                      -                2.4

Dividends paid to parent                                                 -               (2.4)
                                                            ---------------    ---------------

Shareholder's equity, end of period                                $ 189.1             $ 80.4
                                                            ===============    ===============


See Condensed Notes to Financial Statements.

                       AETNA INSURANCE COMPANY OF AMERICA
    (A wholly owned subsidiary of Aetna Life Insurance and Annuity Company)

                            STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                                   (millions)


                                                                                     NINE MONTHS ENDED SEPTEMBER 30,
                                                                                   ----------------------------------
                                                                                           2001               2000
                                                                                   ---------------    ---------------
Cash Flows from Operating Activities:
Net income                                                                                 $  2.6             $  6.0
Adjustments to reconcile net income to net cash provided by
operating activities:
     Net realized capital (gains) losses                                                     (0.3)               0.8
     Changes in assets and liabilities:
            Net accretion of discount on debt securities                                     (0.2)                 -
            Increase in accrued investment income                                               -               (0.1)
            Decrease in deferred policy acquisition costs
              and value of business acquired                                                  4.1                2.6
            Goodwill amortization, net of adjustments                                         1.4                  -
            Net change in amounts due to/from parent and affiliates                          (1.2)               4.0
            Net decrease in other assets and liabilities                                      2.6                1.6
            Increase in income taxes                                                          2.2                2.1
                                                                                   ---------------    ---------------
Net cash provided by operating activities                                                    11.2               17.0
                                                                                   ---------------    ---------------

Cash Flows from Investing Activities:
     Proceeds from sales of:
           Debt securities available for sale                                                65.6              101.5
           Short-term investments                                                             2.8                0.1
     Investment maturities and repayments of:
           Debt securites available for sale                                                  9.2                5.9
     Cost of investment purchases in:
           Debt securities available for sale                                               (69.0)            (105.7)
           Short-term investments                                                               -               (2.8)
                                                                                   ---------------    ---------------
Net cash provided by (used for) investing activities                                          8.6               (1.0)
                                                                                   ---------------    ---------------

Cash Flows from Financing Activities:
     Deposits and interest credited for investment contracts                                  4.8                6.2
     Withdrawal of investment contracts                                                     (26.3)             (30.2)
     Other, net                                                                              (5.2)               4.4
                                                                                   ---------------    ---------------
Net cash used for financing activities                                                      (26.7)             (19.6)
                                                                                   ---------------    ---------------

Net decrease in cash and cash equivalents                                                    (6.9)              (3.6)
Cash and cash equivalents, beginning of period                                                9.1               22.9
                                                                                   ---------------    ---------------

Cash and cash equivalents, end of period                                                   $  2.2             $ 19.3
                                                                                   ===============    ===============

Supplemental cash flow information:
    Income taxes (received) paid, net                                                      $ (0.2)            $  0.2
                                                                                   ===============    ===============


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

    Operating results for the three and nine months ended September 30, 2001 are not necessarily indicative of the results that may be expected for the year ended December 31, 2001.

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

    Adoption of FAS No. 133 did not have a material effect on the Company's financial position or results of operations due to the Company's limited derivative and embedded derivative holdings.

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

    Warrants are instruments that give the holder the right, but not the obligation, to buy or sell a fixed amount of an underlying asset at a fixed price in the future. Warrants are carried at fair value and are recorded as either derivative instruments or FAS No. 115 available for sale securities. Warrants that are considered derivatives are carried at fair value if they are readily convertible to cash. The values of these warrants can fluctuate given that the companies which underlie the warrants are non public companies. Warrants, considered to be derivatives, will be revalued each quarter and the change in the value of the warrants will be included in the consolidated statements of income. As of September 30, 2001, the Company had no warrants.

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

    The Company occasionally purchases a financial instrument that contains a derivative that is "embedded" in the instrument. In addition, the Company's insurance products are reviewed to determine whether they contain an embedded derivative. To the extent a financial instrument or insurance product (host instrument) contains an embedded derivative, the Company assesses whether the economic characteristics of the embedded derivative are clearly and closely related to the economic characteristics of the host contract and whether a separate instrument with the same terms as the embedded instrument would meet the definition of a derivative instrument. When it is determined that the embedded derivative possesses economic characteristics that are not clearly and closely related to the economic characteristics of the host contract and that a separate instrument with the same terms would qualify as a derivative instrument, the embedded derivative is separated from the host contract and carried at fair value. However, in cases where the host contract is measured at fair value, with changes in fair value reported in current period earnings or the Company is unable to reliably identify and measure the embedded derivative for separation from its host contract, the entire contract is carried on the balance sheet at fair value and is not designated as a hedging instrument. The Company had no material amounts of embedded derivatives at September 30, 2001.

3.  FUTURE ACCOUNTING STANDARD

    ACCOUNTING FOR GOODWILL AND INTANGIBLE ASSETS

    In July 2001, the Financial Accounting Standards Board ("FASB") issued Financial Accounting Standard ("FAS") No. 142, Accounting for Goodwill and Intangible Assets. Under the new standard, goodwill and intangible assets deemed to have indefinite lives will no longer be amortized but will be subject to annual impairment tests in accordance with the new standard. Other intangible assets will continue to be amortized over their useful lives.

    The Company will apply the new rules on accounting for goodwill and other intangible assets beginning in the first quarter of 2002. Application of the nonamortization provisions of the new standard is expected to result in an increase in net income; however, the Company is still assessing the impact of the new standard. During 2002, the Company will perform the required impairment tests of goodwill as of January 1, 2002 and has not yet determined what the effect of these tests will be on the earnings and financial position of the Company.

 4. SALE OF AETNA FINANCIAL SERVICES AND AETNA INTERNATIONAL

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

    Unaudited pro forma consolidated net income of the Company for the nine months ended September 30, 2000, assuming that the acquisition of the Company occurred at the beginning of 2000, would each have been approximately $1.9 million. The pro forma adjustments, which do not affect revenues, reflect primarily goodwill amortization.

5.  REVISION OF PRELIMINARY ALLOCATION OF PURCHASE PRICE

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

6.  ADDITIONAL INFORMATION - ACCUMULATED OTHER COMPREHENSIVE INCOME

    Changes in accumulated other comprehensive income related to changes in unrealized gains on securities (excluding those related to experience-rated contractholders) were as follows:


                                                                                 NINE MONTHS ENDED SEPTEMBER 30,
                                                                               ----------------------------------
      (MILLIONS)                                                                     2001                2000
     ------------------------------------------------------------------------------------------------------------
     Unrealized holding gains arising during the period  (1)                         $ 2.1              $ 0.5
     Less:  reclassification adjustments for gains (losses) and other items
         included in net income  (2)                                                   0.2               (0.5)
     ------------------------------------------------------------------------------------------------------------
     Net unrealized gains on securities                                              $ 1.9              $ 1.0
     ============================================================================================================

    (1) Pretax unrealized holding gains arising during the period were $3.2 million and $0.8 million for 2001 and 2000, respectively.
    (2) Pretax reclassification adjustments for gains (losses) and other items included in net income were $0.3 million and $(0.8) million for 2001 and 2000, respectively.

7.   VALUE OF BUSINESS ACQUIRED

     Value of business acquired ("VOBA") is an asset and represents the present value of estimated net cash flows embedded in the Company's contracts indirectly acquired by ING. VOBA is amortized in proportion to estimated gross profits and is adjusted to reflect actual gross profits over the life of the contracts (up to 30 years for annuity contracts and pension contracts).

     Activity for the nine months ended September 30, 2001 within VOBA was as follows:


      (MILLIONS)
     -------------------------------------------------------
     Balance at December 31, 2000                  $58.7
     Additions                                       0.4
     Interest accrued at 7.0 %                       2.9
     Amortization                                   (7.6)
     -------------------------------------------------------
     Balance at September 30, 2001                 $54.4
     =======================================================

8.  LITIGATION

    The Company is not currently involved in any material litigation.

                     INDEPENDENT ACCOUNTANTS' REVIEW REPORT



The Board of Directors
Aetna Insurance Company of America

We have reviewed the accompanying condensed balance sheet of Aetna Insurance Company of America (the "Company") as of September 30, 2001, and the related condensed statements of income, changes in stockholder's equity and cash flows for the three-month and nine-month periods then ended. These financial statements are the responsibility of the Company's management. The financial statements of the Company for the three and nine-month periods ended September 30, 2000 were reviewed by other accountants whose report (dated October 31, 2000) stated that they were not aware of any material modifications that should be made to those statements for them to be in conformity with accounting principles generally accepted in the United States.

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

Based on our review, we are not aware of any material modifications that should be made to the accompanying condensed financial statements at September 30, 2001, and for the three-month and nine-month periods then ended for them to be in conformity with accounting principles generally accepted in the United States.


                                        /s/ Ernst & Young LLP


Hartford, Connecticut
November 8, 2001

ITEM 2.    MANAGEMENT'S ANALYSIS OF THE RESULTS OF OPERATIONS

The following analysis presents a review of the Company for the three months and nine months ended September 30, 2001 and 2000. This review should be read in conjunction with the financial statements and other data presented herein as well as in the "Management's Analysis of the Results of Operations" section of the Company's 2000 Annual Report on Form 10-K.

OVERVIEW

Sale of Aetna Financial Services and Aetna International

On December 13, 2000, ING America Insurance Holdings, Inc., an indirect wholly owned subsidiary of ING Groep N.V. ("ING"), acquired Aetna Inc., comprised of the Aetna Financial Services business, of which the Company is a part, and the Aetna International business, for approximately $7.7 billion. The purchase price was comprised of approximately $5.0 billion in cash and the assumption of $2.7 billion of outstanding debt and other net liabilities. In connection with the acquisition, Aetna Inc. was renamed Lion Connecticut Holdings Inc. ("Lion"). At the time of the sale, Lion entered into certain transition services agreements with a former related party, Aetna U.S. Healthcare, which was renamed Aetna Inc. ("former Aetna"). Refer to Note 4 of Condensed Notes to Financial Statements for more information on the acquisition.

RESULTS OF OPERATIONS


                                                      THREE MONTHS ENDED SEPTEMBER 30,    NINE MONTHS ENDED SEPTEMBER 30,
                                                     --------------------------------------------------------------------
                                                            2001              2000              2001             2000
 (MILLIONS)
-------------------------------------------------------------------------------------------------------------------------
Charges assessed against policyholders                  $      3.1        $      4.7        $     10.1       $     13.6
Net investment income                                          2.4               3.0               7.6              8.3
Net realized capital (losses) gains                           (0.4)              0.1               0.3             (0.8)
Other income                                                   0.4               0.3               1.0              1.1
-------------------------------------------------------------------------------------------------------------------------
     Total revenue                                             5.5               8.1              19.0             22.2
-------------------------------------------------------------------------------------------------------------------------
Current and future benefits                                    2.1               1.8               5.6              5.7
Operating expenses:
  Salaries and related benefits                                0.2               0.3               0.5              0.8
  Other                                                        0.4               0.9               1.8              3.0
Amortization of deferred policy acquisition costs
 and value of business acquired                                1.4               1.5               4.8              4.3
Amortization of goodwill                                       0.7               -                 1.9              -
-------------------------------------------------------------------------------------------------------------------------
     Total benefits and expenses                               4.8               4.5              14.6             13.8
-------------------------------------------------------------------------------------------------------------------------
Income before income taxes                                     0.7               3.6               4.4              8.4
Income taxes                                                   0.1               0.8               1.8              2.4
-------------------------------------------------------------------------------------------------------------------------
Net income                                              $      0.6        $      2.8        $      2.6       $      6.0
=========================================================================================================================
Net realized capital (losses) gains, net of tax
 (included above)                                       $     (0.3)       $      0.1        $      0.2       $     (0.5)
=========================================================================================================================
Deposits not included above:
 Annuities - fixed options                              $      1.0        $      0.7        $      5.6       $      2.3
 Annuities - variable options                                  4.5               2.1              24.3              7.9
-------------------------------------------------------------------------------------------------------------------------
      Total                                             $      5.5        $      2.8        $     29.9       $     10.2
=========================================================================================================================
Assets under management:
 Annuities - fixed options  (1)(2)                                                          $    161.4       $    193.9
 Annuities - variable options (3)                                                                697.4          1,041.5
-------------------------------------------------------------------------------------------------------------------------
      Total  (4)                                                                            $    858.8       $  1,235.4
=========================================================================================================================

(1) Excludes net unrealized capital gains of $5.9 million at September 30, 2001 and net unrealized capital losses of $2.3 million at September 30, 2000.
(2) Includes $66.7 million and $72.7 million at September 30, 2001 and September 30, 2000, respectively, related to the assets supporting a guaranteed interest option.
(3) Includes $533.9 million and $802.9 million at September 30, 2001 and September 30, 2000, respectively, of assets invested through the Company's products in unaffiliated mutual funds.
(4) Includes $267.3 million and $310.2 million at September 30, 2001 and September 30, 2000, respectively, of assets managed by an affiliate of the Company, and includes $57.6 million and $122.3 million at September 30, 2001 and September 30, 2000, respectively, of assets managed by the Company's parent, ALIAC.

Net income for the three months ended September 30, 2001 decreased $2.2 million compared to the same period in 2000. Excluding goodwill amortization and net realized capital gains and losses, results for the three months ended September 30, 2001 decreased $1.1 million, or 41%, compared to the same period in 2000. Net income for the nine months ended September 30, 2001 decreased by $3.4 million compared to the same period in 2000. Excluding goodwill amortization and net realized capital gains and losses, results for the nine months ended September 30, 2001 decreased $2.2 million, or 34%, compared to the same period in 2000.

The decreases in earnings for the three months and nine months ended September 30, 2001 are due primarily to a decrease in charges assessed against policyholders partially offset by a decrease in operating expenses.

Substantially all of the charges assessed against policyholders reported by the Company are derived from assets under management. For the quarter ended September 30, 2001, assets under management decreased $376.6 million, or 30%, compared to the same period in 2000 primarily due to a decline in the stock market.

Annuity deposits relate to annuity contracts not containing life contingencies. Deposits increased by $2.7 million and $19.7 million for the three months and nine months ended September 30, 2001, respectively, compared to the same periods in 2000 primarily due to an increase in employer sponsored annuity sales partially offset by a decrease in individual annuity sales. The increase in employer sponsored sales and decrease in individual annuity sales is primarily the result of the Company's decision to focus its marketing efforts on expanding its employer sponsored business and to not actively market its annuity products to individuals. Refer to the "Outlook" section of Management's Analysis of the Results of Operations in the Company's 2000 Annual Report on Form 10-K.

Lower operating expenses for the three months and nine months ended September 30, 2001 are primarily the result of the Company's decision to not actively market its annuity products to individuals.

The effective tax rate decreased for the three months ended September 30, 2001 and increased for the nine months ended September 30, 2001 when compared to the same periods a year ago. Relative to the amount of pretax income in all periods, a decrease in the deduction for dividends received and the disallowance of goodwill amortization as a deduction principally contributed to the decrease and increase in the effective tax rate.

GENERAL ACCOUNT INVESTMENTS

Effective April 1, 2001, ING Investment Management, LLC, an affiliate of the Company, became the advisor of the Company's general account investments replacing Aeltus Investment Management, Inc, another affiliate of the Company.

The Company's invested assets were comprised of the following:


(MILLIONS)                                                              SEPTEMBER 30, 2001      DECEMBER 31, 2000
-------------------------------------------------------------------------------------------------------------------
Debt securities, available for sale, at fair value (1)                       $   134.3                  $   132.3
Nonredeemable preferred stock                                                      -                          1.0
Short-term investments (2)                                                         -                          2.7
-------------------------------------------------------------------------------------------------------------------
     Total investments                                                       $   134.3                  $   136.0
===================================================================================================================

(1) Includes $10.5 million and $5.8 million of debt securities pledged to creditors at September 30, 2001 and December 31, 2000, respectively.
(2) Includes $2.3 million of short-term investments pledged to creditors at December 31, 2000.

Debt Securities

At September 30, 2001 and December 31, 2000, the Company's carrying value of available for sale debt securities including debt securities pledged to creditors (herein after referred to as "total debt securities") represented 100% and 97%, respectively, of the total general account invested assets. For the same periods, debt securities equal to $125.0 million (93% of the total debt securities) and $119.1 million (90% of the total debt securities), respectively, supported experience-rated contracts. Total debt securities reflected net unrealized capital gains of $5.9 million and $0.8 million at September 30, 2001 and December 31, 2000, respectively.

It is management's objective that the portfolio of debt securities be of high quality and be well diversified by market sector. The debt securities in the Company's portfolio are generally rated by external rating agencies, and, if not externally rated, are rated by the Company on a basis believed to be similar to that used by the rating agencies. The average quality rating of the Company's debt security portfolio was AA- at September 30, 2001 and December 31, 2000.

The percentage of total debt securities by quality rating category is as follows:


                                 SEPTEMBER 30, 2001          DECEMBER 31, 2000
------------------------------------------------------------------------------
AAA                                     37.1%                       46.8%
AA                                       4.4                         5.8
A                                       38.1                        31.2
BBB                                     19.6                        16.2
BB and below                             0.8                         -
------------------------------------------------------------------------------
  Total                                100.0%                      100.0%
==============================================================================


The percentage of total debt securities by market sector is as follows:


                                                SEPTEMBER 30, 2001        DECEMBER 31, 2000
-------------------------------------------------------------------------------------------
U.S. Corporate                                         59.6%                    56.2%
Residential Mortgage-backed                            12.8                     16.9
Foreign Securities (1)                                  8.1                      0.8
U.S. Treasuries/Agencies                                7.4                     11.2
Commercial/Multi-family Mortgage-backed                 7.0                      6.8
Asset-Backed                                            5.1                      8.1
-------------------------------------------------------------------------------------------
  Total                                               100.0%                   100.0%
===========================================================================================

(1) Primarily U.S. dollar denominated.

FORWARD-LOOKING INFORMATION/RISK FACTORS

The "Forward-Looking Information/Risk Factors" section of AICA's 2000 Annual Report on Form 10-K contains discussions of important risk factors related to the Company's businesses.

PART II.  OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

The Company is not currently involved in any material litigation.

ITEM 5.    OTHER INFORMATION

RATINGS

The Company's financial strength ratings at November 9, 2001 and August 9, 2001 are as follows:


                                                         RATING AGENCIES
                              --------------------------------------------------------------------
                                                              MOODY'S INVESTORS      STANDARD &
                                A.M. BEST         FITCH            SERVICE             POOR'S
--------------------------------------------------------------------------------------------------
November 9, 2001                    A+               AA+             Aa2                 AA+
August 9, 2001                      A+               AA+             Aa2                 AA+
--------------------------------------------------------------------------------------------------

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

   (a)  Exhibits

        None

   (b)  Reports on Form 8-K

        None

                                    SIGNATURE

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                  AETNA INSURANCE COMPANY OF AMERICA
                                  ----------------------------------
                                             (Registrant)


     November 13, 2001            By  /s/ Deborah Koltenuk
     -----------------              -----------------------------------------
          (Date)                      Deborah Koltenuk
                                      Vice President and Corporate Controller
                                           (Chief Accounting Officer)