Form 10-Q
period 2002-03-31
ING INSURANCE CO  OF AMERICA
filed 2002-05-14
CIK 925988

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    Form 10-Q

                Quarterly Report Pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934


For the quarterly period ended March 31, 2002    Commission file number 33-81010
                               --------------                           --------

                        ING Insurance Company of America
         --------------------------------------------------------------
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

             Florida                                    06-1286272
-------------------------------------------------------------------------------
  (STATE OR OTHER JURISDICTION          (I.R.S. EMPLOYER IDENTIFICATION NO.)
OF INCORPORATION OR ORGANIZATION)


5100 West Lemon Street, Suite 213, Tampa, Florida                      33609
-------------------------------------------------------------------------------
(ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)                            (ZIP CODE)

Registrant's telephone number, including area code    (860) 273-0123
                                                   --------------------


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

         Yes      X                 No
            ---------------           ---------------

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                                                           Shares Outstanding
Title of Class                                              at May 13, 2002
--------------                                              ---------------
Common Capital Stock, par value $100                              25,500

The registrant meets the conditions set forth in General Instruction H(1)(a) and
(b) of Form 10-Q and is therefore filing this Form with the reduced disclosure format.

                         ING INSURANCE COMPANY OF AMERICA
     (A wholly-owned subsidiary of ING Life Insurance and Annuity Company)

                                TABLE OF CONTENTS

                                                                                  PAGE
                                                                                  ----

PART I.    FINANCIAL INFORMATION (Unaudited)

  Item 1.    Financial Statements:
               Condensed Statements of Income                                         3
               Condensed Balance Sheets                                               4
               Condensed Statements of Changes in Shareholder's Equity                5
               Condensed Statements of Cash Flows                                     6
               Condensed Notes to Financial Statements                                7

  Item 2.    Management's Analysis of the Results of Operations                      10

PART II.     OTHER INFORMATION

  Item 1.    Legal Proceedings                                                       14

  Item 5.    Other Information                                                       14

  Item 6.    Exhibits and Reports on Form 8-K                                        14

Signature                                                                            15

                         ING INSURANCE COMPANY OF AMERICA
      (A wholly-owned subsidiary of ING Life Insurance and Annuity Company)

                          CONDENSED STATEMENTS OF INCOME
                                   (Unaudited)
                                   (millions)

                                                                     THREE MONTHS ENDED MARCH 31,
                                                                         2002              2001
                                                                        -----              -----
Revenues:
   Contract and other charges assessed against policyholders             $ 3.0            $ 3.9
   Net investment income                                                   1.9              2.7

   Net realized capital (losses) gains                                    (0.1)             0.1
                                                                         ------            -----
        Total revenue                                                      4.8              6.7

Benefits and expenses:
   Interest credited and other benefits to policyholders                   0.9              1.8
   Operating expenses                                                      0.7              0.8
   Amortization of deferred policy acquisition costs
     and value of business acquired                                        2.7              2.0
Amortization of goodwill                                                    --              0.6
                                                                         ------            -----
        Total benefits and expenses                                        4.3              5.2

Income before income taxes                                                 0.5              1.5
Income taxes                                                               0.1              0.8
                                                                         ------            -----
Net income                                                               $ 0.4            $ 0.7
                                                                         ======            =====



See Condensed Notes to Financial Statements.

                        ING INSURANCE COMPANY OF AMERICA
      (A wholly-owned subsidiary of ING Life Insurance and Annuity Company)

                            CONDENSED BALANCE SHEETS
                                   (Unaudited)
                          (millions, except share data)

                                                                               MARCH 31,         DECEMBER 31,
                                                                                  2002              2001
                                                                              ------------       -------------
ASSETS
Investments:
  Debt securities, available for sale, at fair value
     (amortized cost: $114.9 and $120.2)                                        $ 117.6            $ 124.4
  Short-term investments                                                            1.0                 --
  Securities pledged to creditors (amortized cost: $5.7 and $7.8)                   5.7                7.8
Cash and cash equivalents                                                           3.6                 --
Short-term investments under securities loan agreement                              9.0                9.9
Deferred policy acquisition costs                                                   0.8                0.8
Value of business acquired                                                         44.0               46.5
Accrued investment income                                                           1.7                2.0
Goodwill (net of accumulated amortization of $2.6 in 2002 and 2001)               101.8              101.8
Other assets                                                                       22.3               21.5
Separate Accounts assets                                                          805.2              821.3
                                                                             -----------        -----------
                Total assets                                                  $ 1,112.7          $ 1,136.0
                                                                             ===========        ===========

LIABILITIES AND SHAREHOLDER'S EQUITY

Liabilities:
  Policyholders' funds left with the Company                                       91.4               95.6
  Payables under securities loan agreement                                          9.0                9.9
  Other liabilities                                                                10.0               10.1
  Income taxes:
     Current                                                                        1.1                1.5
     Deferred                                                                       6.6                7.4
  Separate Accounts liabilities                                                   805.2              821.3
                                                                             -----------        -----------
                Total liabilities                                                 923.3              945.8
                                                                             -----------        -----------

Shareholder's equity:
  Common stock, par value $100 (35,000 shares
   authorized, 25,500 issued and outstanding)                                       2.5                2.5
  Paid-in capital                                                                 180.9              180.9
  Accumulated other comprehensive income                                            0.1                1.3
  Retained earnings                                                                 5.9                5.5
                                                                             -----------        -----------
                 Total shareholder's equity                                       189.4              190.2
                                                                             -----------        -----------
                 Total liabilities and shareholder's equity                   $ 1,112.7          $ 1,136.0
                                                                             ===========        ===========

See Condensed Notes to Financial Statements.

                        ING INSURANCE COMPANY OF AMERICA
      (A wholly-owned subsidiary of ING Life Insurance and Annuity Company)

            CONDENSED STATEMENTS OF CHANGES IN SHAREHOLDER'S EQUITY
                                   (Unaudited)
                                   (millions)

                                                           THREE MONTHS ENDED MARCH 31,
                                                          2002                        2001
                                                       ---------                 -----------
Shareholder's equity, beginning of period               $ 190.2                     $ 184.6

Comprehensive income
    Net income                                              0.4                         0.7
    Other comprehensive (loss) income, net of tax:
    Unrealized (losses) gains on securities
        (($2.0) and $1.2 million, pretax)  (1)             (1.2)                        0.8
                                                       ---------                 -----------

  Total comprehensive income                               (0.8)                        1.5
                                                       ---------                 -----------
Shareholder's equity, end of period                     $ 189.4                     $ 186.1
                                                       =========                 ===========

(1) Net of reclassification adjustments.


See Condensed Notes to Financial Statements.

                        ING INSURANCE COMPANY OF AMERICA
     (A wholly-owned subsidiary of ING Life Insurance and Annuity Company)

                       CONDENSED STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                                   (millions)

                                                            THREE MONTHS ENDED MARCH 31,
                                                                2002              2001
                                                             ---------         ----------
Net cash provided by operating activities                      $ 2.2              $ 5.9

Cash Flows from investing activities:
     Proceeds from sales of:
           Debt securities available for sale                   17.1                5.7
           Short-term investments                                 --                2.8
      Investment maturities and repayments of:
           Debt securites available for sale                     3.6                1.6
     Cost of investment purchases in:
           Debt securities available for sale                  (11.3)              (3.0)
           Short-term investments                               (1.0)                --
                                                             ---------         ----------
Net cash provided by investing activities                        8.4                7.1

Cash Flows from financing activities:
     Deposits and interest credited for investment contracts     1.6                1.7
     Withdrawal of investment contracts                         (7.4)              (6.9)
     Other, net                                                 (1.2)              (1.3)
                                                             ---------         ----------
Net cash used for financing activities                          (7.0)              (6.5)

Net increase in cash and cash equivalents                        3.6                6.5
Cash and cash equivalents, beginning of period                    --                9.1
                                                             ---------         ----------
Cash and cash equivalents, end of period                       $ 3.6             $ 15.6
                                                             =========         ==========



See Condensed Notes to Financial Statements.

CONDENSED NOTES TO FINANCIAL STATEMENTS (UNAUDITED)

1.   BASIS OF PRESENTATION

     ING Insurance Company of America ("IICA", or the "Company"), formerly known as Aetna Insurance Company of America ("AICA") is a provider of financial products and services in the United States. The Company is a wholly-owned subsidiary of ING Life Insurance and Annuity Company ("ILIAC"). ILIAC is a wholly-owned subsidiary of Aetna Retirement Holdings, Inc. ("HOLDCO"). HOLDCO is a wholly-owned subsidiary of Aetna Retirement Services, Inc. ("ARSI"), whose ultimate parent is ING Groep N.V. ("ING"), a financial services company based in The Netherlands.

     Effective January 1, 2002, the board of directors of the Company approved an amendment to the Certificate of Incorporation of the Company to change the name of the corporation to ING Insurance Company of America.

     The Company has one operating segment and all revenue reported by the Company comes from external customers.

     The condensed financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America and are unaudited. These interim statements necessarily rely on estimates, including assumptions as to annualized tax rates. In the opinion of management, all adjustments necessary for a fair statement of results for the interim periods have been made. All such adjustments are of a normal, recurring nature. Certain reclassifications have been made to the 2001 financial information to conform to the 2002 presentation.

     The accompanying financial statements should be read in conjunction with the financial statements and related notes as presented in the Company's 2001 Annual Report on Form 10-K. Certain financial information that is normally included in annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America, but that is not required for interim reporting purposes, has been condensed or omitted.

     Operating results for the three months ended March 31, 2002 are not necessarily indicative of the results that may be expected for the year ended December 31, 2002.

2.   NEW ACCOUNTING STANDARD

     ACCOUNTING FOR GOODWILL AND INTANGIBLE ASSETS

     In June 2001, the Financial Accounting Standards Board ("FASB") issued Financial Accounting Standard ("FAS") No. 142, Accounting for Goodwill and Intangible Assets effective for fiscal years beginning after December 15, 2001. Under the new statement, goodwill and intangible assets deemed to have indefinite lives will no longer be amortized but will be subject to annual impairment tests in accordance with the new statement. Other intangible assets will continue to be amortized over their useful lives.

2.   NEW ACCOUNTING STANDARD (continued)

     The Company adopted the new rule effective January 1, 2002. Application of the non-amortization provisions of the new statement resulted in an increase in net income of $0.7 million for the three months ended March 31, 2002. The Company is performing the first of the required impairment tests for goodwill as of January 1, 2002 and will complete this calculation as required by June 30, 2002. The Company has not yet determined the effect of these tests on its financial position and results of operations.

     Had the Company been accounting for its goodwill under FAS 142 for all periods presented, the Company's net income would have been as follows:

                                                   THREE MONTHS ENDED
     (MILLIONS)                                      MARCH 31, 2001
     ------------------------------------------- -----------------------
     Reported net income                              $    0.7
     Add back goodwill amortization                        0.6
     ------------------------------------------- -----------------------
     Adjusted net income                              $    1.3
     =========================================== =======================

3.   ADDITIONAL INFORMATION -- ACCUMULATED OTHER COMPREHENSIVE INCOME

     Changes in accumulated other comprehensive income related to changes in unrealized (losses) gains on securities (excluding those related to experience-rated policyholders) were as follows:

                                                                                   THREE MONTHS ENDED MARCH 31,
                                                                               ------------------ -------------------
      (MILLIONS)                                                                       2002               2001
     ------------------------------------------------------------------------- ------------------ -------------------
     Unrealized holding (losses) gains arising during the period  (1)               $  (1.3)           $  0.8
     Less:  reclassification adjustments for losses and other items included
     in net income  (2)                                                                (0.1)               --
     ------------------------------------------------------------------------- ------------------ -------------------
     Net unrealized (losses) gains on securities                                    $  (1.2)           $  0.8
     ========================================================================= ================== ===================

     (1) For the three months ended March 31, 2002 pretax unrealized holding losses were $1.9 million compared to pretax unrealized gains of $1.2 million for the three months ended March 31, 2001.

     (2) Pretax reclassification adjustments for losses and other items included in net income were $0.1 million for the three months ended March 31, 2002.

4.   VALUE OF BUSINESS ACQUIRED

     Value of business acquired ("VOBA") is an asset and represents the present value of estimated net cash flows embedded in the Company's contracts indirectly acquired by ING. VOBA is amortized in proportion to estimated gross profits and is adjusted to reflect actual gross profits over the life of the contracts (up to 30 years for annuity contracts and pension contracts).

     Activity for the three months ended March 31, 2002 and 2001 for VOBA was as follows:

     -------------------------------------------- ----------------- -----------------
     (MILLIONS)                                         2002              2001
     -------------------------------------------- ----------------- -----------------
     Balance at January 1                              $  46.5           $  58.7
     Additions                                              --               0.4
     Interest accrued at 7.0%                               --               1.0
     Amortization                                         (2.5)             (3.0)
     -------------------------------------------- ----------------- -----------------
     Balance at March 31                               $  44.0           $  57.1
     ============================================ ================= =================

5.   LITIGATION

     The Company is not currently involved in any material litigation.

ITEM 2.  MANAGEMENT'S ANALYSIS OF THE RESULTS OF OPERATIONS

The following analysis presents a review of the Company for the three months ended March 31, 2002 and 2001. This review should be read in conjunction with the financial statements and other data presented herein as well as in the "Management's Analysis of the Results of Operations" section of the Company's 2001 Annual Report on Form 10-K.

OVERVIEW

RECENT DEVELOPMENTS

In June 2001, the Financial Accounting Standards Board ("FASB") issued FAS No. 142, Accounting for Goodwill and Other Intangible Assets, effective for fiscal years beginning after December 15, 2001. Under the new statement, goodwill and intangible assets deemed to have indefinite lives will no longer be amortized but will be subject to annual impairment tests in accordance with the new statement. Other intangible assets will continue to be amortized over their estimated useful lives.

The Company adopted the new statement effective January 1, 2002. Application of the non-amortization provisions of the new standards resulted in an increase in net income of $0.7 million for the three months ended March 31, 2002. The Company is performing the first of the required impairment tests for goodwill as of January 1, 2002 and will complete this calculation as required by June 30, 2002. The Company has not yet determined the effect of adoption on its financial position and results of operations.

CRITICAL ACCOUNTING POLICIES

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires the use of estimates and assumptions in certain circumstances that affect amounts reported in the accompanying condensed consolidated financial statements and related footnotes. These estimates and assumptions are evaluated on an on-going basis based on historical developments, market conditions, industry trends and other information that is reasonable under the circumstances. There can be no assurance that actual results will conform to our estimates and assumptions, and that reported results of operations will not be materially adversely affected by the need to make accounting adjustments to reflect changes in these estimates and assumptions from time to time. Item 7 of the Company's Annual Report on Form 10-K discusses several critical accounting policies that are most sensitive to estimates and judgments and involve a higher degree of judgment and complexity. There have been no material changes to that information during the first quarter of 2002.

RESULTS OF OPERATIONS

                                                                           THREE MONTHS ENDED MARCH 31,
                                                                       ------------------------------------
     (MILLIONS)                                                              2002              2001
----------------------------------------------------------------------- ----------------- ------------------
Contract and other charges assessed against policyholders                 $   3.0            $  3.9
Net investment income                                                         1.9               2.7
Net realized capital (losses) gains                                          (0.1)              0.1
----------------------------------------------------------------------- ----------------- ------------------
         Total revenue                                                        4.8               6.7
----------------------------------------------------------------------- ----------------- ------------------
Interest credited and other future benefits to policyholders                  0.9               1.8
Operating expenses                                                            0.7               0.8
Amortization of deferred policy  acquisition costs and value of
   business acquired                                                          2.7               2.0
Amortization of goodwill                                                       --               0.6
----------------------------------------------------------------------- ----------------- ------------------
         Total benefits and expenses                                          4.3               5.2
----------------------------------------------------------------------- ----------------- ------------------
Income before income taxes                                                    0.5               1.5
Income taxes                                                                  0.1               0.8
----------------------------------------------------------------------- ----------------- ------------------
Net income                                                                 $  0.4            $  0.7
======================================================================= ================= ==================
Net realized capital (losses) gains, net of tax (included above)           $ (0.1)           $  0.1
======================================================================= ================= ==================
Deposits not included above:
         Annuities - fixed options                                         $  1.0            $  2.5
         Annuities - variable options                                         3.3              10.8
----------------------------------------------------------------------- ----------------- ------------------
         Total                                                             $  4.3            $ 13.3
======================================================================= ================= ==================
Assets under management:
         Annuities - fixed options  (1)                                    $153.2            $177.0
         Annuities - variable options (2)                                   725.1             807.0
----------------------------------------------------------------------- ----------------- ------------------
         Total                                                             $878.3            $984.0
======================================================================= ================= ==================

(1) Excludes net unrealized capital gains of $2.7 million and $3.1 million at March 31, 2002 and March 31, 2001, respectively.

(2) Includes $552.9 million and $625.6 million at March 31, 2002 and March 31, 2001, respectively, of assets invested through the Company's products in unaffiliated mutual funds.

The Company reported net income of $0.4 million and $0.7 million for the three months ended March 31, 2002 and 2001, respectively. Excluding goodwill amortization and net realized capital gains and losses, results for the three months ended March 31, 2002 decreased $0.7 million compared to the same period in 2001. This decrease in net income is due primarily to a decrease in contract and other charges assessed against policyholders and an increase in amortization of deferred acquisition costs and value of business acquired, which are partially offset by a lower effective tax rate in 2002.

Substantially all of the contract and other charges assessed against policyholders reported by the Company are derived from assets under management. For the quarter ended March 31, 2002, assets under management decreased $105.7 million, or 11%, compared to the same period in 2001 due to a decline in the stock market and withdrawals in excess of deposits.

Annuity deposits relate to annuity contracts not containing life contingencies. Deposits decreased by $9.0 million, or 68%, for the quarter ended March 31, 2002 compared to the same period in 2001 primarily due to a decrease in group annuity sales.

The effective tax rate for the first quarter of 2001 reflects the disallowance of goodwill amortization as a deduction (see Note 2 of the Condensed Notes to the Financial Statements).

GENERAL ACCOUNT INVESTMENTS

The Company's invested assets were comprised of the following:

(MILLIONS)                                                                    MARCH 31, 2002           DECEMBER 31, 2001
-------------------------------------------------------------------- -------------------------- -------------------------
Debt securities, available for sale, at fair value (1)                        $        123.3             $        132.2
Short-term investments                                                                   1.0                         --
-------------------------------------------------------------------- -------------------------- -------------------------
     Total investments                                                        $        124.3             $        132.2
==================================================================== ========================== =========================

(1) Includes $5.7 million and $7.8 million of debt securities pledged to creditors at March 31, 2002 and December 31, 2001, respectively.

DEBT SECURITIES

At March 31, 2002 and December 31, 2001, the Company's carrying value of available for sale debt securities including debt securities pledged to creditors (herein after referred to as "total debt securities") represented 99% and 100%, respectively, of the total general account invested assets. For the same periods, debt securities equal to $113.5 million (92% of the total debt securities) and $120.1 million (91% of the total debt securities), respectively, supported experience-rated contracts. Total debt securities reflected net unrealized capital gains of $2.7 million and $4.2 million at March 31, 2002 and December 31, 2001, respectively.

It is management's objective that the portfolio of debt securities be of high quality and be well diversified by market sector. The debt securities in the Company's portfolio are generally rated by external rating agencies, and, if not externally rated, are rated by the Company on a basis believed to be similar to that used by the rating agencies. The average quality rating of the Company's debt security portfolio was AA- at March 31, 2002 and December 31, 2001.

The percentage of total debt securities by quality rating category is as follows:

                                 MARCH 31, 2002              DECEMBER 31, 2001
---------------------------- --------------------------- ---------------------------
AAA                                   36.2%                       36.0%
AA                                     4.7                         5.9
A                                     36.7                        35.1
BBB                                   22.4                        23.0
---------------------------- --------------------------- ---------------------------
         Total                       100.0%                      100.0%
============================ =========================== ===========================

The percentage of total debt securities by market sector is as follows:


                                                                   MARCH 31, 2002           DECEMBER 31, 2001
--------------------------------------------------------------- ------------------------ -------------------------
U.S. Corporate                                                           60.1%                    65.1%
Residential Mortgage-Backed                                              10.6                     11.7
U.S. Treasuries/Agencies                                                 10.0                     10.3
Commercial/Multifamily Mortgage-Backed                                    7.3                      7.5
Foreign Securities - U.S. Dollar Denominated                              6.6                       --
Asset-Backed                                                              5.4                      5.4
--------------------------------------------------------------- ------------------------ -------------------------
         Total                                                          100.0%                   100.0%
=============================================================== ======================== =========================


FORWARD-LOOKING INFORMATION/RISK FACTORS

The "Forward-Looking Information/Risk Factors" section of IICA's 2001 Annual Report on Form 10-K contains discussions of important risk factors related to the Company's businesses.

PART II.  OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

The Company is not currently involved in any material litigation.

ITEM 5. OTHER INFORMATION

RATINGS

The Company's financial strength ratings at May 7, 2002 are as follows:


                                             RATING AGENCIES
        ------------------------ --------------------- ---------------------- --------------------
                                                       MOODY'S INVESTORS      STANDARD & Poor's
        A.M. Best                Fitch                 Service
        ------------------------ --------------------- ---------------------- --------------------
        A+                       AA+                   Aa2                    AA+

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(A)     Exhibits

        None

(b)     Reports on Form 8-K

        None

                                    SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                    ING INSURANCE COMPANY OF AMERICA
                                    ---------------------------------
                                              (Registrant)



        May 14, 2002                By  /s/ Wayne R. Huneke
---------------------------           ----------------------------------
           (Date)                   Wayne R. Huneke
                                    Director and Chief Financial Officer
                                    (Duly Authorized Officer and
                                     Principal Financial Officer)