Form 10-Q
period 2002-06-30
ING INSURANCE CO  OF AMERICA
filed 2002-08-14
CIK 925988

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    ---------

                                    FORM 10-Q

(Mark One)
/X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

        For the quarterly period ended JUNE 30, 2002

                                       OR

/ / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

        For the transition period from _______________ to _______________


Commission file number:    333-49581, 033-63657
                           -------------------------------------------



                        ING INSURANCE COMPANY OF AMERICA
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

FLORIDA                                                               06-1286272
--------------------------------------------------------------------------------
(State or other jurisdiction of                                    (IRS employer
incorporation or organization)                               identification no.)

CORPORATE CENTER ONE, 2202 NORTH WESTSHORE BOULEVARD, #350, TAMPA, FLORIDA 33607
--------------------------------------------------------------------------------
(Address of principal executive offices)                              (Zip code)

Registrant's telephone number, including area code (860) 273-0123
                                                   --------------


--------------------------------------------------------------------------------
Former name, former address and formal fiscal year, if changed since last report


Indicate by check /X/ whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes __X__ No _____


                      APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

25,500 shares of Common Stock as of August 12, 2002.

NOTE: WHEREAS ING INSURANCE COMPANY OF AMERICA MEETS THE CONDITIONS SET FORTH IN GENERAL INSTRUCTION H(1)(a) AND (b) OF FORM 10Q, THIS FORM IS BEING FILED WITH THE REDUCED DISCLOSURE FORMAT PURSUANT TO GENERAL INSTRUCTION H(2).

                        ING INSURANCE COMPANY OF AMERICA
      (A wholly-owned subsidiary of ING Life Insurance and Annuity Company)

                               TABLE OF CONTENTS

                                                                                          PAGE
                                                                                        ---------
PART I.      FINANCIAL INFORMATION (Unaudited)

   Item 1.   Financial Statements:
               Condensed Statements of Income                                                3
               Condensed Balance Sheets                                                      4
               Condensed Statements of Changes in Shareholder's Equity                       5
               Condensed Statements of Cash Flows                                            6
               Notes to Condensed Financial Statements                                       7

   Item 2.   Management's Discussion and Analysis of Financial Condition and
             Results of Operations                                                          10


PART II.     OTHER INFORMATION

   Item 1.   Legal Proceedings                                                              14

   Item 5.   Other Information                                                              14

   Item 6.   Exhibits and Reports on Form 8-K                                               14

Signature                                                                                   15

PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                        ING INSURANCE COMPANY OF AMERICA
     (A wholly-owned subsidiary of ING Life Insurance and Annuity Company)

                         CONDENSED STATEMENTS OF INCOME
                                   (Unaudited)
                                   (millions)

                                                            THREE MONTHS ENDED JUNE 30,              SIX MONTHS ENDED JUNE 30,
                                                            ---------------------------              -------------------------
                                                               2002               2001                2002                2001
                                                               ----               ----                ----                ----
Revenue:
   Contract and other charges assessed against
      policyholders                                           $ 2.9              $ 3.7               $ 5.8               $ 7.6
   Net investment income                                        1.7                2.5                 3.6                 5.2
   Net realized capital (losses) gains                         (0.9)               0.6                (1.0)                0.7
                                                              -----              -----               -----               -----
        Total revenue                                           3.7                6.8                 8.4                13.5

Benefits and expenses:
   Interest credited and other benefits to policyholders        1.2                1.7                 2.1                 3.5
   Operating expenses                                           1.3                0.9                 2.0                 1.7
   Amortization:
      Deferred policy acquisition costs and value
          of business acquired                                  2.6                1.4                 5.3                 3.4
      Goodwill                                                   --                0.6                  --                 1.2
                                                              -----              -----               -----               -----
          Total benefits and expenses                           5.1                4.6                 9.4                 9.8
                                                              -----              -----               -----               -----

(Loss) income before income taxes                              (1.4)               2.2                (1.0)                3.7

   Income tax (benefit) expense                                (0.5)               0.9                (0.4)                1.7
                                                              -----              -----               -----               -----

Net (loss) income                                             $(0.9)             $ 1.3               $(0.6)              $ 2.0
                                                              =====              =====               =====               =====


See Notes to Condensed Financial Statements.

                        ING INSURANCE COMPANY OF AMERICA
      (A wholly-owned subsidiary of ING Life Insurance and Annuity Company)

                            CONDENSED BALANCE SHEETS
                                   (Unaudited)
                          (millions, except share data)


                                                                              JUNE 30,            DECEMBER 31,
                                                                                2002                  2001
                                                                              --------            ------------
ASSETS

Investments:
  Debt securities, available for sale, at fair value
     (amortized cost: $109.9 and $120.2)                                      $  114.0              $  124.4
  Securities pledged to creditors (amortized cost: $4.4 and $7.8)                  4.5                   7.8
Cash and cash equivalents                                                          2.2                    --
Short-term investments under securities loan agreement                             6.4                   9.9
Deferred policy acquisition costs                                                  0.9                   0.8
Value of business acquired                                                        41.5                  46.5
Accrued investment income                                                          2.0                   2.0
Goodwill (net of accumulated amortization of $2.6 in 2002 and 2001)              101.8                 101.8
Other assets                                                                      21.8                  21.5
Separate Accounts assets                                                         722.2                 821.3
                                                                              --------              --------

                Total assets                                                  $1,017.3             $ 1,136.0
                                                                              ========              ========

LIABILITIES AND SHAREHOLDER'S EQUITY

Liabilities:
  Policyholders' funds left with the Company                                      90.2                  95.6
  Payables under securities loan agreement                                         6.4                   9.9
  Cash Overdrafts                                                                   --                  (0.6)
  Other liabilities                                                                1.4                  10.7
  Income taxes:
     Current                                                                       0.7                   1.5
     Deferred                                                                      6.7                   7.4
  Separate Accounts liabilities                                                  722.2                 821.3
                                                                              --------              --------
                Total liabilities                                                827.6                 945.8
                                                                              --------              --------

Shareholder's equity:
  Common stock, par value $100 (35,000 shares
   authorized, 25,500 issued and outstanding)                                      2.5                   2.5
  Paid-in capital                                                                180.9                 180.9
  Accumulated other comprehensive income                                           1.4                   1.3
  Retained earnings                                                                4.9                   5.5
                                                                              --------              --------
                 Total shareholder's equity                                      189.7                 190.2
                                                                              --------              --------

                 Total liabilities and shareholder's equity                   $1,017.3              $1,136.0
                                                                              ========              ========

See Notes to Condensed Financial Statements.

                        ING INSURANCE COMPANY OF AMERICA
     (A wholly-owned subsidiary of ING Life Insurance and Annuity Company)

            CONDENSED STATEMENTS OF CHANGES IN SHAREHOLDER'S EQUITY
                                   (Unaudited)
                                   (millions)

                                                        SIX MONTHS ENDED JUNE 30,
                                                        -------------------------
                                                         2002             2001
                                                        ------           ------
Shareholder's equity, beginning of period               $190.2           $184.6

Comprehensive income
    Net income                                            (0.6)             2.0
    Other comprehensive income, net of tax:
         Unrealized gains on securities
         ($0.2 million, $0.6 million, pretax)              0.1              0.4
                                                        ------           ------
  Total comprehensive income                              (0.5)             2.4

Shareholder's equity, end of period                     $189.7           $187.0
                                                        ======           ======

See Notes to Condensed Financial Statements.

                       ING INSURANCE COMPANY OF AMERICA
     (A wholly-owned subsidiary of ING Life Insurance and Annuity Company)

                      CONDENSED STATEMENTS OF CASH FLOWS
                                  (Unaudited)
                                  (millions)

                                                                     SIX MONTHS ENDED JUNE 30,
                                                                     -------------------------
                                                                      2002             2001
                                                                     ------           -------
Net cash provided by operating activities                            $  8.0           $  12.9

Cash Flows from Investing Activities:
         Proceeds from sales of:
            Debt securities available for sale                         26.5              15.1
            Short-term investments                                       --             845.4
         Investment maturities and collections of:
            Debt securities available for sale                         10.6               6.5
         Cost of investment purchases in:
            Debt securities available for sale                        (26.5)             (6.7)
            Short-term investments                                     (1.0)           (856.3)
                                                                     ------           -------
Net cash provided by investing activities                               9.6               4.0

Cash Flows from Financing Activities:
         Deposits and interest credited for investment contracts        3.2               3.2
         Withdrawals of investment contracts                          (14.9)            (15.5)
         Transfers to separate accounts                                (3.1)             (4.0)
                                                                     ------           -------

Net cash used for financing activities                                (14.8)            (16.3)

Net increase in cash and cash equivalents                               2.8               0.6
Cash and cash equivalents, beginning of period                         (0.6)              9.1
                                                                     ------           -------

Cash and cash equivalents, end of period                             $  2.2           $   9.7
                                                                     ======           =======


See Notes to Condensed Financial Statements.

NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED)

1.   BASIS OF PRESENTATION

     ING Insurance Company of America ("IICA", or the "Company"), formerly known as Aetna Insurance Company of America ("AICA") is a provider of financial products and services in the United States. The Company is a wholly-owned subsidiary of ING Life Insurance and Annuity Company ("ILIAC"). ILIAC is a wholly-owned subsidiary of ING Retirement Holdings, Inc. ("HOLDCO"). HOLDCO is a wholly-owned subsidiary of ING Retirement Services, Inc. ("IRSI"), whose ultimate parent is ING Groep N.V. ("ING"), a financial services company based in The Netherlands.

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

     Operating results for the three or six months ended June 30, 2002 are not necessarily indicative of the results that may be expected for the year ended December 31, 2002.

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

     The Company adopted the new statement effective January 1, 2002. Application of the nonamortization provisions of the new statement resulted in an increase in net income of $0.7 million and $1.3 million for the three and six months ended June 30, 2002, respectively. The Company performed the first of the required impairment tests for goodwill as of January 1, 2002. The results indicate an impairment of goodwill exists. The required steps for measuring the amount of the impairment will be completed and the resulting impairment loss will be recorded as a change in accounting principle prior to December 31, 2002. The impairment loss recorded will be the difference between the carrying amount and the estimated fair value of goodwill.

     Had the Company been accounting for its goodwill under FAS 142 for all periods presented, the Company's net income for the three and six months ended June 30, 2001 would have been as follows:

                                                     THREE MONTHS ENDED         SIX MONTHS ENDED
     (MILLIONS)                                         JUNE 30, 2001             JUNE 30, 2001
     ------------------------------------------- ------------------------- -------------------------
     Reported net income                                    $1.3                     $2.0
     Add back goodwill amortization                          0.6                      1.2
                                                 ------------------------- -------------------------
     Adjusted net income                                    $1.9                     $3.2
     =========================================== ========================= =========================

3.   ADDITIONAL INFORMATION - ACCUMULATED OTHER COMPREHENSIVE INCOME

     Changes in accumulated other comprehensive income related to changes in unrealized (losses)gains on securities (excluding those related to experience-rated policyholders) were as follows:

     ------------------------------------------------------ ---------------------------------- -------------------------------
                                                               THREE MONTHS ENDED JUNE 30,        SIX MONTHS ENDED JUNE 30,
     ------------------------------------------------------ ---------------------------------- -------------------------------
      (MILLIONS)                                                 2002              2001             2002            2001
     ------------------------------------------------------ ---------------- ----------------- --------------- ---------------
     Unrealized holding gains (losses) arising during the
         period  (1)                                             $ 0.8            $ 0.1            $(0.5)          $0.9
     Less:  reclassification adjustments for losses and
         other items included in net income  (2)                  (0.5)             0.5             (0.6)           0.5
     ------------------------------------------------------ ---------------- ----------------- --------------- ---------------
     Net unrealized gains (losses) on securities                 $ 1.3            $(0.4)           $ 0.1           $0.4
     ====================================================== ================ ================= =============== ===============

     (1) Pretax unrealized holding gains (losses) were $(0.8) million and $1.4 million for the six months ended June 30, 2002 and June 30, 2001, respectively and were $1.1 million and $0.2 million for the three months ended June 30, 2002 and 2001, respectively.

     (2) Pretax reclassification adjustments for accretion of net investment discounts and gains (losses) included in net income were $(1.0) million and $0.8 million for the six months ended June 30, 2002 and June 30, 2001, respectively and were $(0.9) million and $0.8 million for the three months ended June 30, 2002 and 2001, respectively.

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

     Activity for the six months ended June 30, 2002 and 2001 for VOBA was as follows:

     -------------------------------------------- ----------------- -----------------
     (MILLIONS)                                        2002              2001
     -------------------------------------------- ----------------- -----------------
     Balance at January 1                               $46.5            $58.7
     Additions                                            0.1              0.6
     Interest accrued at 7.0%                             0.8              2.0
     Amortization                                        (5.9)            (5.3)
     -------------------------------------------- ----------------- -----------------
     Balance at June 30                                 $41.5            $56.0
     ============================================ ================= =================

5.   INCOME TAXES

     The Company's effective tax rates for the six months ended June 30, 2002 and June 30, 2001 were 35.0% and 46.8%, respectively. This decrease reflects the implementation of FAS 142 (refer to Note 2 which ceased the amortization of goodwill, a nondeductible expense, and an increase in the deduction allowed for dividends received).

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following analysis presents a review of the Company for the three and six month periods ended June 30, 2002 and 2001. This review should be read in conjunction with the financial statements and other data presented herein as well as in the "Management's Discussion and Analysis of Financial Condition and Results of Operations" section of the Company's 2001 Annual Report on Form 10-K.

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

The Company adopted the new statement effective January 1, 2002. Application of the non-amortization provisions of the new statement resulted in an increase in net income of $0.7 million and $1.3 million for the three and the six months ended June 30, 2002, respectively. The Company performed the first of the required impairment tests for goodwill as of January 1, 2002. The results indicate an impairment of goodwill exists. The required steps for measuring the amount of the impairment will be completed and the resulting impairment loss will be recorded as a change in accounting principle prior to December 31, 2002. The impairment loss recorded will be the difference between the carrying amount and the estimated fair value of goodwill.

CRITICAL ACCOUNTING POLICIES

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires the use of estimates and assumptions in certain circumstances that affect amounts reported in the accompanying condensed consolidated financial statements and related footnotes. These estimates and assumptions are evaluated on an on-going basis based on historical developments, market conditions, industry trends and other information that is reasonable under the circumstances. There can be no assurance that actual results will conform to our estimates and assumptions, and that reported results of operations will not be materially adversely affected by the need to make accounting adjustments to reflect changes in these estimates and assumptions from time to time. Item 7 of the Company's Annual Report on Form 10-K discusses critical accounting policies that are most sensitive to estimates and judgments and involve a higher degree of judgment and complexity.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

RESULTS OF OPERATIONS

                                                             THREE MONTHS ENDED JUNE 30,           SIX MONTHS ENDED JUNE 30,
                                                         ------------------------------------ -----------------------------------
 (MILLIONS)                                                     2002              2001              2002              2001
-------------------------------------------------------- ----------------- ------------------ ----------------- -----------------
Contract and other charges assessed against                     $ 2.9            $ 3.7             $  5.8            $  7.6
 policyholders
Net investment income                                             1.7              2.5                3.6               5.2
Net realized capital (losses) gains                              (0.9)             0.6               (1.0)              0.7
-------------------------------------------------------- ----------------- ------------------ ----------------- -----------------
     Total revenue                                                3.7              6.8                8.4              13.5
-------------------------------------------------------- ----------------- ------------------ ----------------- -----------------
Interest credited and other future benefits to
 policyholders                                                    1.2              1.7                2.1               3.5
Operating expenses                                                1.3              0.9                2.0               1.7
Amortization of deferred policy  acquisition costs and
 value of business acquired                                       2.6              1.4                5.3               3.4
Amortization of goodwill                                           --              0.6                 --               1.2
-------------------------------------------------------- ----------------- ------------------ ----------------- -----------------
     Total benefits and expenses                                  5.1              4.6                9.4               9.8
-------------------------------------------------------- ----------------- ------------------ ----------------- -----------------
(Loss) income before income taxes                                (1.4)             2.2               (1.0)              3.7
Income (benefits) taxes                                          (0.5)             0.9               (0.4)              1.7
-------------------------------------------------------- ----------------- ------------------ ----------------- -----------------
Net (loss) income                                               $(0.9)            $1.3             $ (0.6)           $  2.0
======================================================== ================= ================== ================= =================
Net realized capital (losses) gains, net of tax
 (included above)                                               $(0.6)            $0.4             $ (0.7)           $  0.5
======================================================== ================= ================== ================= =================
Deposits not included above:
 Annuities - fixed options                                      $ 2.7             $2.1             $  3.7            $  4.6
 Annuities - variable options                                     6.7              9.0               10.0              19.8
-------------------------------------------------------- ----------------- ------------------ ----------------- -----------------
      Total                                                     $ 9.4            $11.1             $ 13.7            $ 24.4
======================================================== ================= ================== ================= =================
Assets under management:
 Annuities - fixed options  (1)                                                                    $151.9            $170.1
 Annuities - variable options (2)                                                                   640.5             827.3
-------------------------------------------------------- ----------------- ------------------ ----------------- -----------------
      Total                                                                                        $792.4            $997.4
======================================================== ================= ================== ================= =================

(1) Excludes net unrealized capital gains of $4.2 million and $3.1 million at June 30, 2002 and June 30, 2001, respectively.

(2) Includes $484.5 million and $625.6 million at June 30, 2002 and June 30, 2001, respectively, of assets invested through the Company's products in unaffiliated mutual funds.

The Company's net income decreased $2.2 million for the three months ended June 30, 2002 compared to the same period in 2001. Excluding goodwill amortization and net realized capital losses and gains, results for the three months ended June 30, 2002 decreased $1.8 million compared to the same period in 2001. Net income for the six months ended June 30, 2002 decreased by $2.6 million compared to the same period in 2001. Excluding goodwill amortization and net realized capital losses and gains, results for the six months ended June 30, 2002 decreased $2.6 million compared to the same period in 2001.

The decreases in net income for the three months and six months ended June 30, 2002 were due primarily to an increase in amortization of deferred acquisition costs and value of business acquired, a decrease in contract and other charges assessed against policyholders and an increase in operating expenses.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)


Amortization of deferred policy acquisition costs and value of business acquired increased $1.2 million and $1.9 million for the three and six months ended June 30, 2002, respectively, primarily due to a decline in variable assets and revised estimates for future asset growth due to the decline in the stock market.

Substantially all of the contract and other charges assessed against policyholders reported by the Company are derived from assets under management. For the quarter ended June 30, 2002, assets under management decreased $205.0 million, or 26%, compared to the same period in 2001 due to a decline in the stock market and withdrawals in excess of deposits.

Annuity deposits relate to annuity contracts not containing life contingencies. Deposits decreased by $1.7 million and $10.7 million for the three months and six months ended June 30, 2002, respectively, compared to the same periods in 2001 primarily due to a decrease in group annuity sales.

The Company's effective tax rates for the six months ended June 30, 2002 and June 30, 2001 were 35.0% and 46.8%, respectively. This decrease reflects the implementation of FAS 142 (refer to Note 2 of the Notes to Condensed Financial Statements) which ceased the amortization of goodwill, a nondeductible expense, and an increase in the deduction allowed for dividends received.

GENERAL ACCOUNT INVESTMENTS

The Company's invested assets were comprised of the following:

(MILLIONS)                                               JUNE 30, 2002     DECEMBER 31, 2001
------------------------------------------------------------------------ ----------------------
Debt securities, available for sale, at fair value (1)       $118.5              $132.2
                                                        ---------------- ----------------------
     Total investments                                       $118.5              $132.2
======================================================================== ======================

(1) Includes $4.5 million and $7.8 million of debt securities pledged to creditors at June 30, 2002 and December 31, 2001, respectively.

DEBT SECURITIES

At June 30, 2002 and December 31, 2001, the Company's carrying value of available for sale debt securities including debt securities pledged to creditors (hereinafter referred to as "total debt securities") represented 100% of the total general account invested assets. For the same periods, debt securities equal to $109.2 million (92% of the total debt securities) and $120.1 million (91% of the total debt securities), respectively, supported experience-rated contracts. Total debt securities reflected net unrealized capital gains of $4.2 million at June 30, 2002 and December 31, 2001.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

It is management's objective that the portfolio of debt securities be of high quality and be well diversified by market sector. The debt securities in the Company's portfolio are generally rated by external rating agencies, and, if not externally rated, are rated by the Company on a basis believed to be similar to that used by the rating agencies. The average quality rating of the Company's debt security portfolio was AA- at June 30, 2002 and December 31, 2001.

The percentage of total debt securities by quality rating category is as follows:

                                   JUNE 30, 2002             DECEMBER 31, 2001
---------------------------- --------------------------- ---------------------------
AAA                                     35.3%                       36.0%
AA                                       4.9                         5.9
A                                       39.2                        35.1
BBB                                     19.9                        23.0
BB                                       0.7                          --
---------------------------- --------------------------- ---------------------------
  Total                                100.0%                      100.0%
============================ =========================== ===========================

The percentage of total debt securities by market sector is as follows:

                                                   JUNE 30, 2002    DECEMBER 31, 2001
------------------------------------------------- --------------- ---------------------
U.S. Corporate                                          63.3%              65.1%
Residential Mortgage-Backed                             10.2               11.7
U.S. Treasuries/Agencies                                 9.4               10.3
Commercial/Multifamily Mortgage-Backed                   5.7                7.5
Foreign Securities - U.S. Dollar Denominated             5.7                -
Asset-Backed                                             5.7                5.4
------------------------------------------------- --------------- ---------------------
  Total                                                100.0%             100.0%
================================================= =============== =====================


FORWARD-LOOKING INFORMATION/RISK FACTORS

The "Forward-Looking Information/Risk Factors" section of IICA's 2001 Annual Report on Form 10-K contains discussions of important risk factors related to the Company's businesses.

PART II. OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

The Company is not currently involved in any material litigation.

ITEM 5.  OTHER INFORMATION

RATINGS

The Company's financial strength ratings at August 7, 2002 are as follows:

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


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         (a)  Exhibits

              None

         (b)  Reports on Form 8-K

              None

                                    SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                            ING INSURANCE COMPANY OF AMERICA
                                            --------------------------------
                                                      (Registrant)



August 9, 2002                           By  /s/ Chris Duane Schreier
---------------                             -----------------------------------
   (Date)                                   Chris Duane Schreier
                                            Director and Chief Financial Officer
                                            (Duly Authorized Officer and
                                            Principal Financial Officer)