Form 10-Q
period 2002-09-30
ING INSURANCE CO  OF AMERICA
filed 2002-11-14
CIK 925988

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    ---------

                                    FORM 10-Q

   (Mark One)
/X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

          For the quarterly period ended September 30, 2002
                                         ------------------


                                       OR

/ / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

          For the transition period from ___________________ to


Commission file number:    333-49581, 033-63657
                          ----------------------


                        ING INSURANCE COMPANY OF AMERICA
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

Florida                                                               06-1286272
--------------------------------------------------------------------------------
(State or other jurisdiction of                (IRS employer identification no.)
incorporation or organization)


Corporate Center One, 2202 North Westshore Boulevard, #350, Tampa, Florida 33607
--------------------------------------------------------------------------------
(Address of principal executive offices)                              (Zip code)

Registrant's telephone number, including area code (866) 723-4646
                                                   --------------

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


                      APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 25,500 shares of Common Stock as of November 12, 2002, all of which were directly owned by ING Life Insurance and Annuity Company.

NOTE: WHEREAS ING INSURANCE COMPANY OF AMERICA MEETS THE CONDITIONS SET FORTH IN GENERAL INSTRUCTION H(1)(a) AND (b) OF FORM 10Q, THIS FORM IS BEING FILED WITH THE REDUCED DISCLOSURE FORMAT PURSUANT TO GENERAL INSTRUCTION H(2).

                        ING INSURANCE COMPANY OF AMERICA
     (A wholly-owned subsidiary of ING Life Insurance and Annuity Company)
                  Form 10-Q for period ended September 30, 2002


                                      INDEX



                                                                               PAGE
                                                                              -------
PART I.             FINANCIAL INFORMATION  (UNAUDITED)

   Item 1.          Financial Statements:
                       Condensed Statements of Income                            3
                       Condensed Balance Sheets                                  4
                       Condensed Statements of Changes in Shareholder's Equity   5
                       Condensed Statements of Cash Flows                        6
                       Notes to Condensed Financial Statements                   7

   Item 2.          Management's Narrative Analysis of the Results of
                       Operations and Financial Condition                       10

   Item 4.          Controls and procedures                                     15

PART II.            OTHER INFORMATION

   Item 1.          Legal Proceedings                                           16

   Item 6.          Exhibits and Reports on Form 8-K                            16

Signatures                                                                      17

Certifications                                                                  18

PART I.   FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                        ING INSURANCE COMPANY OF AMERICA
      (A wholly-owned subsidiary of ING Life Insurance and Annuity Company)

                         CONDENSED STATEMENTS OF INCOME
                                   (Unaudited)
                                   (Millions)

                                                                  THREE MONTHS ENDED                   NINE MONTHS ENDED
                                                                      SEPTEMBER 30,                      SEPTEMBER 30,
                                                              -----------------------------      ------------------------------
                                                                  2002             2001              2002              2001
                                                              ------------     ------------      ------------      ------------
Revenue:
   Fee income                                                 $        1.7     $        3.5      $        7.5    $         11.1
   Net investment income                                               1.2              2.4               4.8               7.6
   Net realized capital gains (losses)                                 0.3             (0.4)             (0.7)              0.3
                                                              ------------     ------------      ------------      ------------
            Total revenue                                              3.2              5.5              11.6              19.0

Benefits and expenses:
   Benefits:
       Interest credited and other benefits to
         policyholders                                                 1.7              2.1               3.8               5.6
   Underwriting, acquisition, and insurance expenses:
       Operating expenses                                              0.6              0.6               2.6               2.3
   Amortization:
       Deferred policy acquisition costs and
         value of business acquired                                    4.3              1.4               9.6               4.8
       Goodwill                                                         --              0.7                --               1.9
                                                              ------------     ------------      ------------      ------------
            Total benefits and expenses                                6.6              4.8              16.0              14.6
                                                              ------------     ------------      ------------      ------------
Income (loss) before income taxes                                     (3.4)             0.7              (4.4)              4.4

   Income tax expense (benefit)                                       (1.2)             0.1              (1.6)              1.8
                                                              ------------     ------------      ------------      ------------

Net income (loss)                                             $       (2.2)    $        0.6      $       (2.8)     $        2.6
                                                              ============     ============      ============      ============


See Notes to Condensed Financial Statements.

                        ING INSURANCE COMPANY OF AMERICA
      (A wholly-owned subsidiary of ING Life Insurance and Annuity Company)

                            CONDENSED BALANCE SHEETS
                                   (Millions)

                                                                             SEPTEMBER 30,       DECEMBER 31,
                                                                                 2002                2001
                                                                          -----------------     -------------
ASSETS                                                                       (UNAUDITED)
------
Investments:

  Fixed maturities, available for sale, at fair value
    (amortized cost of $115.4 at 2002 and $120.2 at 2001)                 $    123.2            $    124.4
  Securities pledged to creditors (amortized cost of $19.0 at 2002
    and $7.8 at 2001)                                                           19.5                   7.8
                                                                          -----------------     -------------
Total investments                                                              142.7                 132.2

Cash and cash equivalents                                                        0.4                   0.6
Short term investments under securities loan agreement                          22.4                   9.9
Accrued investment income                                                        1.6                   2.0
Deferred policy acquisition costs                                                1.1                   0.8
Value of business acquired                                                      37.1                  46.5
Goodwill (net of accumulated amortization of $2.6 in 2002
    and 2001)                                                                  101.8                 101.8
Current income taxes                                                             2.4                    --
Other assets                                                                    15.6                  21.5
Separate accounts assets                                                       616.9                 821.3
                                                                          ----------------     ---------------

              Total assets                                                $    942.0           $   1,136.6
                                                                          ================     ===============

LIABILITIES AND SHAREHOLDER'S EQUITY
------------------------------------
Liabilities:
   Other policyholder funds                                               $     90.7            $     95.6
   Payables under securities loan agreement                                     22.4                   9.9
   Current income taxes                                                           --                   1.5
   Deferred income taxes                                                         7.8                   7.4
   Other liabilities                                                            15.2                  10.7
   Separate accounts liabilities                                               616.9                 821.3
                                                                          ----------------     ---------------
              Total liabilities                                                753.0                 946.4

Shareholder's equity:
   Common stock                                                                  2.5                   2.5
   Additional paid-in capital                                                  180.9                 180.9
   Accumulated other comprehensive income                                        2.9                   1.3
   Retained earnings                                                             2.7                   5.5
                                                                          ----------------     ---------------

              Total shareholder's equity                                       189.0                 190.2
                                                                          ----------------     ---------------

              Total liabilities and shareholder's equity                  $    942.0           $   1,136.6
                                                                          ================     ===============


See Notes to Condensed Financial Statements.

                        ING INSURANCE COMPANY OF AMERICA
      (A wholly-owned subsidiary of ING Life Insurance and Annuity Company)


             CONDENSED STATEMENTS OF CHANGES IN SHAREHOLDER'S EQUITY
                                   (Unaudited)
                                   (Millions)

                                                                  THREE MONTHS ENDED                   NINE MONTHS ENDED
                                                                      SEPTEMBER 30,                      SEPTEMBER 30,
                                                              -----------------------------      ------------------------------
                                                                  2002             2001              2002              2001
                                                              ------------     ------------      ------------      ------------
Shareholder's equity, beginning of period                     $      189.7     $      187.0      $      190.2      $      184.6
Comprehensive income:
   Net income (loss)                                                  (2.2)             0.6              (2.8)              2.6
   Other comprehensive income net of tax:
      Unrealized gain on securities
      ($2.5 and $2.9, pretax year to date)                             1.5              1.5               1.6               1.9
                                                              ------------     ------------      ------------      ------------
Total comprehensive income (loss)                                     (0.7)             2.1              (1.2)              4.5
                                                              ------------     ------------      ------------      ------------

Shareholder's equity, end of period                           $      189.0     $      189.1      $      189.0      $      189.1
                                                              ============     ============      ============      ============


See Notes to Condensed Financial Statements.

                        ING INSURANCE COMPANY OF AMERICA
      (A wholly-owned subsidiary of ING Life Insurance and Annuity Company)


                       CONDENSED STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                                   (Millions)

                                                                           NINE MONTHS ENDED SEPTEMBER 30,
                                                                       ---------------------------------------
                                                                              2002                 2001
                                                                       ------------------   ------------------
Net cash provided by operating activities                              $      23.4          $      11.2
Cash Flows from Investing Activities:
    Proceeds from the sale of:
          Fixed maturities available for sale                                 35.1                 65.6
          Short-term investments                                                --                  2.8
    Investment maturities and collections of:
          Fixed maturities available for sale                                 12.4                  9.2
    Acquisition of investments:
          Fixed maturities available for sale                                (57.1)               (69.0)
          Short-term investments                                              (1.0)                  --
    Other, net                                                                 0.7                   --
                                                                       ------------------   ------------------

Net cash provided by (used for) investing activities                          (9.9)                 8.6

Cash Flows from Financing Activities:
    Deposits and interest credited for investment contracts                    4.7                  4.8
    Maturities and withdrawals from insurance contracts                      (22.3)               (26.3)
    Other, net                                                                 3.9                 (5.2)
                                                                       ------------------   ------------------

Net cash (used for) financing activities                                     (13.7)               (26.7)
                                                                       ------------------   ------------------

Net increase (decrease) in cash and cash equivalents                          (0.2)                (6.9)
Cash and cash equivalents, beginning of period                                 0.6                  9.1
                                                                       ------------------   ------------------

Cash and cash equivalents, end of period                               $       0.4          $       2.2
                                                                       ==================   ==================


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

     These condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America and are unaudited. These condensed interim financial statements necessarily rely on estimates, including assumptions as to annualized tax rates. In the opinion of management, all adjustments necessary for a fair statement of results for the interim periods have been made. All such adjustments are of a normal, recurring nature. Certain reclassifications have been made to 2001 financial information to conform to the 2002 presentation.

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

     Operating results for nine months ended September 30, 2002, are not necessarily indicative of the results that may be expected for the year ending December 31, 2002.

     The Company has one operating segment, and all revenue reported by the Company is derived from external customers.

2.   NEW ACCOUNTING STANDARDS

     ACCOUNTING FOR GOODWILL AND OTHER INTANGIBLE ASSETS

     In June 2001, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 142, Accounting for Goodwill and Other Intangible Assets, effective for fiscal years beginning after December 15, 2001. Under the new statement, goodwill and intangible assets deemed to have indefinite lives will no longer be amortized but will be subject to annual impairment tests in accordance with the new statement. Other intangible assets will continue to be amortized over their estimated useful lives.

2.   NEW ACCOUNTING STANDARDS (continued)

     ACCOUNTING FOR GOODWILL AND OTHER INTANGIBLE ASSETS (CONTINUED)

     The Company adopted the new statement effective January 1, 2002. Application of the nonamortization provisions of the new statement resulted in an increase in net income of $0.7 million and $2.0 million for the three months and nine months ended September 30, 2002, respectively. The Company performed the first of the required impairment tests for goodwill as of January 1, 2002. The results indicate an impairment of goodwill exists. The required steps for measuring the amount of the impairment will be completed and the resulting impairment loss will be recorded as a change in accounting principle prior to December 31, 2002. The impairment loss recorded will be the difference between the carrying amount and the estimated fair value of goodwill.

     Had the Company been accounting for its goodwill under SFAS 142 for all periods presented, the Company's net income for the three months and nine months ended September 30, 2001 would have been as follows:

                                                    THREE MONTHS ENDED      NINE MONTHS ENDED
     (MILLIONS)                                     SEPTEMBER 30, 2001      SEPTEMBER 30, 2001
     ------------------------------------------------------------------------------------------
     Reported net income                              $   0.6                 $    2.6
     Add back goodwill amortization                       0.7                      1.9
     ------------------------------------------------------------------------------------------
     Adjusted net income                              $   1.3                 $    4.5
     ==========================================================================================

3.   DEFERRED POLICY ACQUISITION COSTS AND VALUE OF BUSINESS ACQUIRED

     Deferred Policy Acquisition Costs ("DAC") is an asset, which represents certain costs of acquiring certain insurance business, which are deferred and amortized. These costs, all of which vary with and are primarily related to the production of new and renewal business, consist principally of commissions, certain underwriting and contract issuance expenses, and certain agency expenses. Value of Business Acquired ("VOBA") is an asset, which represents the present value of estimated net cash flows embedded in the Company's contracts, which existed at the time the Company was acquired by ING. DAC and VOBA are evaluated for recoverability at each balance sheet date and these assets would be reduced to the extent that gross profits are inadequate to recover the asset.

     The amortization methodology varies by product type based upon two accounting standards: Statement of Financial Accounting Standards No. 60, "Accounting and Reporting by Insurance Enterprises" ("SFAS 60") and Statement of Financial Accounting Standards No. 97, "Accounting by Insurance Companies for Certain Long-Duration Contracts & Realized Gains & Losses on Investment Sales" ("SFAS 97").

     Under SFAS 60, acquisition costs for traditional life insurance products, which primarily include whole life and term life insurance contracts, are amortized over the premium payment period in proportion to the premium revenue recognition.

3.   DEFERRED POLICY ACQUISITION COSTS AND VALUE OF BUSINESS ACQUIRED
     (continued)

     Under SFAS 97, acquisition costs for investment-type products, which include universal life policies and fixed and variable deferred annuities, are amortized over the lives of the policies (up to 30 years) in relation to the emergence of estimated gross profits from surrender charges; investment, mortality net of reinsurance ceded and expense margins; and actual realized gain (loss) on investments. Amortization is adjusted retrospectively when estimates of current or future gross profits to be realized from a group of products are revised.

     Each period, company management reviews the assumptions affecting the amortization calculation related to the DAC and VOBA assets. During the third quarter of 2002, the Company revised certain of its future assumptions to reflect the recent equity market and interest rate environment. The effect of these changes in assumptions during the third quarter was a reduction in DAC and VOBA assets of $2.0 million and additional pretax DAC and VOBA amortization of the same amount for the three months ended September 30, 2002.

4.   INCOME TAXES

     The Company's effective tax rates for the nine months ended September 30, 2002 and September 30, 2001 were 36% and 41%, respectively. This decrease reflects the implementation of SFAS 142 (refer to Note 2) which discontinued the amortization of goodwill, a nondeductible expense, and an decrease in the deduction allowed for dividends received. The Company's effective tax rates for the three months ended September 30, 2002 and September 30, 2001 were 35% and 14%, respectively. This increase reflects the implementation of SFAS 142, as discussed above, and a decrease in the deduction allowed for dividends received.

ITEM 2. MANAGEMENT'S NARRATIVE ANALYSIS OF THE RESULTS OF OPERATIONS AND FINANCIAL CONDITION

The following narrative analysis of the results of operations and financial condition presents a review of the Company for the three month and nine month periods ended September 30, 2002 and 2001. This review should be read in conjunction with the financial statements and other data presented herein, as well as the "Management's Discussion and Analysis of Financial Condition and Results of Operations" section contained in the Company's 2001 Annual Report on Form 10-K.

In connection with the "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995, the Company cautions readers regarding certain forward-looking statements contained in this report and in any other statements made by, or on behalf of, the Company, whether or not in future filings with the Securities and Exchange Commission (the "SEC"). Forward-looking statements are statements not based on historical information and which relate to future operations, strategies, financial results, or other developments. Statements using verbs such as "expect," "anticipate," "believe" or words of similar import generally involve forward-looking statements. Without limiting the foregoing, forward-looking statements include statements which represent the Company's beliefs concerning future levels of sales and redemptions of the Company's products, investment spreads and yields, or the earnings and profitability of the Company's activities.

Forward-looking statements are necessarily based on estimates and assumptions that are inherently subject to significant business, economic and competitive uncertainties and contingencies, many of which are beyond the Company's control and many of which are subject to change. These uncertainties and contingencies could cause actual results to differ materially from those expressed in any forward-looking statements made by, or on behalf of, the Company. Whether or not actual results differ materially from forward-looking statements may depend on numerous foreseeable and unforeseeable developments. Some may be national in scope, such as general economic conditions, changes in tax law and changes in interest rates. Some may be related to the insurance industry generally, such as pricing competition, regulatory developments and industry consolidation. Others may relate to the Company specifically, such as credit, volatility and other risks associated with the Company's investment portfolio. Investors are also directed to consider other risks and uncertainties discussed in documents filed by the Company with the SEC. The Company disclaims any obligation to update forward-looking information.

OVERVIEW

RECENT ACCOUNTING DEVELOPMENTS

In June 2001, the FASB issued SFAS No. 142, Accounting for Goodwill and Other Intangible Assets, effective for fiscal years beginning after December 15, 2001. Under the new statement, goodwill and intangible assets deemed to have indefinite lives will no longer be amortized but will be subject to annual impairment tests in accordance with the new statement. Other intangible assets will continue to be amortized over their estimated useful lives (refer to Note 2 of Notes to Condensed Financial Statements).

ITEM 2. MANAGEMENT'S NARRATIVE ANALYSIS OF THE RESULTS OF OPERATIONS AND FINANCIAL CONDITION (continued)

OVERVIEW (continued)

NATURE OF BUSINESS

The Company offers qualified and nonqualified annuity contracts that include a variety of funding and payout options for individuals and employer sponsored retirement plans qualified under Internal Revenue Code Section 403(b), as well as nonqualified deferred compensation plans. Annuity contracts may be deferred or immediate (payout annuities). These products also include programs offered to qualified plans and nonqualified deferred compensation plans that package administrative and record-keeping services along with a variety of investment options, including affiliated and nonaffiliated mutual funds and variable and fixed investment options.

CRITICAL ACCOUNTING POLICIES

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires the use of estimates and assumptions in certain circumstances that affect amounts reported in the accompanying condensed financial statements and related footnotes. These estimates and assumptions are evaluated on an on-going basis based on historical developments, market conditions, industry trends and other information that is reasonable under the circumstances. There can be no assurance that actual results will conform to estimates and assumptions, and that reported results of operations will not be materially adversely affected by the need to make future accounting adjustments to reflect changes in these estimates and assumptions from time to time. Item 7 of the Company's Annual Report on Form 10-K discusses critical accounting policies, which are most sensitive to estimates and judgments and involve a higher degree of judgment and complexity.

ITEM 2. MANAGEMENT'S NARRATIVE ANALYSIS OF THE RESULTS OF OPERATIONS AND FINANCIAL CONDITION (continued)

RESULTS OF OPERATIONS

The decrease in earnings, excluding goodwill amortization and net realized capital gains and losses, of $4.0 million and $6.6 million, for the three months and nine months ended September 30, 2002, respectively, is primarily due to an increase in amortization of deferred acquisition costs and value of business acquired, a decrease in fee income, and a decrease in investment income, partially offset by a decrease in interest credited and other benefits to policyholders.

Substantially all of the fee income reported by the Company is derived from variable assets under management. For the quarter ended September 30, 2002, variable assets under management decreased $167.0 million, or 24%, compared to the same period in 2001 due to a decline in the stock market and withdrawals in excess of deposits. This decrease is the primary reason for the decrease in fee income for the three and nine months ended
September 30, 2002.

The decrease in investment income, interest credited and other benefits to policyholders is due to a decline in assets under management related to annuities with fixed options, assets under management and a decline in interest rates. Assets under management related to fixed options decreased due to withdrawals exceeding deposits.

Amortization of deferred policy acquisition costs and value of business acquired increased $2.9 million and $4.8 million for the three and nine months ended September 30, 2002, respectively. Amortization is reflected in proportion to actual and estimated future gross profits. Estimated future gross profits are computed based on underlying assumptions related to the underlying contracts, including but not limited to margins, lapse, persistency, expenses, and asset growth. Due to the significant decline in the equity markets during the three and nine months ended September 30, 2002, the assumed amount of future assets under management and related future asset-based fee revenues was revised to reflect current asset levels, as of September 30, 2002, which resulted in a reduction of the estimated future gross profits. Additionally, during the third quarter of 2002, the Company revised certain of its future assumptions affecting the amortization of the DAC and VOBA assets to reflect the recent equity market and interest rate environment. The effect of these changes in assumptions was additional pretax DAC and VOBA amortization for the three and nine months ended September 30, 2002 (refer to Note 3 of Notes to Condensed Consolidated Financial Statements). The reduction in estimated future gross profits, due to the decline in equity markets, and the aforementioned change in assumptions are the primary reasons for the increase in amortization for the three and nine months ended September 30, 2002.

The Company's annuity deposits and assets under management are as follows:

                                                                  THREE MONTHS ENDED                   NINE MONTHS ENDED
                                                                      SEPTEMBER 30,                      SEPTEMBER 30,
                                                              -----------------------------      ------------------------------
(MILLIONS) (UNAUDITED)                                            2002             2001              2002              2001
                                                              ------------     ------------      ------------      ------------
Deposits
     Annuities -- fixed options                               $        1.8     $        1.0      $        5.5      $        5.6
     Annuities -- variable options                                     5.8              4.5              15.8              24.3
-------------------------------------------------------------------------------------------------------------------------------
     Total--deposits                                          $        7.6     $        5.5      $       21.3      $       29.9
===============================================================================================================================
Assets under management
     Annuities -- fixed options (1)                                                              $      152.8      $      161.4
     Annuities -- variable options (2)                                                                  530.4             697.4
-------------------------------------------------------------------------------------------------------------------------------
     Total -- assets under management                                                            $      683.2      $      858.8
===============================================================================================================================

(1) Excludes net unrealized capital gains of $8.3 million and $5.9 million at September 30, 2002 and September 30, 2001, respectively.

(2) Includes $390.7 million and $533.9 million at September 30, 2002 and September 30, 2001, respectively, of assets invested through the Company's products in unaffiliated mutual funds.

ITEM 2. MANAGEMENT'S NARRATIVE ANALYSIS OF THE RESULTS OF OPERATIONS AND FINANCIAL CONDITION (continued)

FINANCIAL CONDITION
INVESTMENTS

FIXED MATURITIES

At September 30, 2002 and December 31, 2001, the Company's carrying value of available for sale fixed maturities including fixed maturities pledged to creditors (hereinafter referred to as "total fixed maturities") represented 100% of the total general account invested assets for both periods. For the same periods, $117.3 million, or 82% of total fixed maturities, and $120.1 million, or 91% of total fixed maturities, respectively, supported experience-rated products. Total fixed maturities reflected net unrealized capital gains of $8.3 million and $4.2 million at September 30, 2002 and December 31, 2001, respectively.

It is management's objective that the portfolio of fixed maturities be of high quality and be well diversified by market sector. The fixed maturities in the Company's portfolio are generally rated by external rating agencies and, if not externally rated, are rated by the Company on a basis believed to be similar to that used by the rating agencies. The average quality rating of the Company's fixed maturities portfolio was AA at September 30, 2002 and December 31, 2001.

Fixed maturities rated BBB and below may have speculative characteristics and changes in economic conditions or other circumstances are more likely to lead to a weakened capacity of the issuer to make principal and interest payments than is the case with higher rated fixed maturities.

The percentage of total fixed maturities by quality rating category is as follows:

                                 SEPTEMBER 30, 2002        DECEMBER 31, 2001
-----------------------------------------------------------------------------
AAA                                     47.4%                    36.0%
AA                                       5.3                      5.9
A                                       32.3                     35.1
BBB                                     13.0                     23.0
BB                                       0.1                       --
B and Below                              1.9                       --
-----------------------------------------------------------------------------
  Total                                100.0%                   100.0%
=============================================================================

The percentage of total fixed maturities by market sector is as follows:

                                        SEPTEMBER 30, 2002        DECEMBER 31, 2001
------------------------------------------------------------------------------------
U.S. Corporate                                56.9%                    65.1%
Residential Mortgage-Backed                   16.3                     11.7
U.S. Treasuries/Agencies                      17.8                     10.3
Commercial/Multifamily Mortgage-Backed         4.7                      7.5
Asset-Backed                                   4.3                      5.4
------------------------------------------------------------------------------------
  Total                                      100.0%                   100.0%
====================================================================================

ITEM 2. MANAGEMENT'S NARRATIVE ANALYSIS OF THE RESULTS OF OPERATIONS AND FINANCIAL CONDITION (continued)

INVESTMENTS (continued)

FIXED MATURITIES (continued)

Below investment grade securities have different characteristics than investment grade corporate debt securities. Risk of loss upon default by the borrower is greater with respect to below investment grade securities than with other corporate debt securities. Below investment grade securities are generally unsecured and are often subordinated to other creditors of the issuer. Also, issuers of below investment grade securities usually have higher levels of debt and are more sensitive to adverse economic conditions, such as recession or increasing interest rates, than are investment grade issuers. The Company attempts to manage the overall risk in the below investment grade portfolio, as in all investments, through careful credit analysis, adherence to investment policy guidelines, and diversification by issuer and/or guarantor and by industry.

The Company analyzes the investment portfolio, including below investment grade securities, at least quarterly in order to determine if the Company's ability to realize the carrying value on any investment has been impaired. For debt and equity securities, if impairment in value is determined to be other than temporary (i.e., if it is probable the Company will be unable to collect all amounts due according to the contractual terms of the security), the cost basis of the impaired security is written down to fair value, which becomes the new cost basis. The amount of the write-down is included in earnings as a realized loss. Future events may occur, or additional or updated information may be received, which may necessitate future write-downs of securities in the Company's portfolio.

LIQUIDITY AND CAPITAL RESOURCES

Liquidity is the ability of the Company to generate sufficient cash flows to meet the cash requirements of operating, investing, and financing activities. The Company's principal sources of liquidity are product charges, investment income and maturing investments. Primary uses of these funds are payments of commissions and operating expenses, interest credits, investment purchases, as well as withdrawals and surrenders.

The Company's liquidity position is managed by maintaining adequate levels of liquid assets, such as cash or cash equivalents and short-term investments. The Company has entered into agreements with ILIAC under which ILIAC has agreed to cause the Company to have sufficient capital to meet certain capital and surplus levels. Management believes that its sources of liquidity are adequate to meet the Company's short-term cash obligations which cannot be funded from operating sources.

The National Association of Insurance Commissioners ("NAIC") risk-based capital requirements require insurance companies to calculate and report information under a risk-based capital formula. These requirements are intended to allow insurance regulators to monitor the capitalization of insurance companies based upon the type and mixture of risks inherent in a Company's operations. The formula includes components for asset risk, liability risk, interest rate exposure, and other factors. The Company has complied with the NAIC's risk-based capital reporting requirements. Amounts reported indicate that the Company has total adjusted capital above all required capital levels.

ITEM 4.  CONTROLS AND PROCEDURES

a) Within the 90-day period prior to the filing of this report, the Company carried out an evaluation, under the supervision and with the participation of its management, including its Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures (as defined in Rule 13a-14 of the Securities Exchange Act of 1934). Based on that evaluation, the Chief Executive Officer and the Chief Financial Officer have concluded that the Company's current disclosure controls and procedures are effective in ensuring that material information relating to the Company required to be disclosed in the Company's periodic SEC filings is made known to them in a timely manner.
b) There have not been any significant changes in the internal controls of the Company or other factors that could significantly affect these internal controls subsequent to the date the Company carried out its evaluation.

PART II.  OTHER INFORMATION

ITEM 1.   LEGAL PROCEEDINGS

The Company is involved in lawsuits arising, for the most part, in the ordinary course of its business operations. In some cases the suing party may seek to represent a class of persons with similar claims, and may assert claims for substantial compensatory and punitive damages. While the outcome of these lawsuits cannot be determined at this time, after consideration of the defenses available to the Company, applicable insurance coverage and any related reserves established, these lawsuits are not currently expected to result in liability for amounts material to the financial condition of the Company.

ITEM 6.    EXHIBITS AND REPORTS ON FORM 8-K

           (a) Exhibits

               None

           (b) Reports on Form 8-K.

               None

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                       ING INSURANCE COMPANY OF AMERICA
                                       --------------------------------
                                                 (Registrant)

November 12, 2002                      By    /s/ Chris Duane Schreier
------------------                         -------------------------------
     (Date)                                  Chris Duane Schreier
                                             Chief Financial Officer
                                             (Duly Authorized Officer and
                                             Principal Financial Officer)


                                       By    /s/ Cheryl Price
                                           -------------------------------
                                             Cheryl Price
                                             Chief Accounting Officer
                                             (Principal Accounting Officer)

                                  CERTIFICATION

I, Chris Duane Shreier, certify that:

1. I have reviewed this quarterly report on Form 10-Q of ING Insurance Company of America;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

     a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

     b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

     c) presented in this quarterly report our conclusion about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

     a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies, defenses and material weaknesses.

Date:    November 12, 2002
         -----------------

By       /s/ Chris Duane Schreier
         ------------------------------
         Chris Duane Schreier
         Chief Financial Officer
         (Duly Authorized Officer and Principal Financial Officer)

                                  CERTIFICATION

I, Thomas J. McInerney, certify that:

1. I have reviewed this quarterly report on Form 10-Q of ING Insurance Company of America;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

     a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

     b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

     c) presented in this quarterly report our conclusion about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

     a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies, defenses and material weaknesses.

Date:    November 12, 2002
         -----------------

By       /s/ Thomas J. McInerney
         ------------------------------
         Thomas J. McInerney
         President
         (Duly Authorized Officer and Principal Executive Officer)

                                  CERTIFICATION

Pursuant to 18 U.S.C. Section1350, the undersigned officer of ING Insurance Company of America (the "Company") hereby certifies that, to the officer's knowledge, the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 2002 (the "Report") fully complies with the requirements of
Section 13(a) or 15(d), as applicable, of the Securities Exchange Act of 1934 and that the information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

November 12, 2002                      By    /s/ Chris Duane Schreier
------------------                         -------------------------------
     (Date)                                  Chris Duane Schreier
                                             Chief Financial Officer


The foregoing certification is being furnished solely pursuant to 18 U.S.C. Section1350 and is not being filed as parT of the Report or as a separate disclosure document.

                                  CERTIFICATION

Pursuant to 18 U.S.C. Section1350, the undersigned officer of ING Insurance Company of America (the "Company") hereby certifies that, to the officer's knowledge, the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 2002 (the "Report") fully complies with the requirements of
Section 13(a) or 15(d), as applicable, of the Securities Exchange Act of 1934 and that the information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

November 12, 2002                      By    /s/ Thomas J. McInerney
------------------                         -------------------------------
     (Date)                                  Thomas J. McInerney
                                             President


The foregoing certification is being furnished solely pursuant to 18 U.S.C. Section1350 and is not being filed as parT of the Report or as a separate disclosure document.