Form 10-K
period 2002-12-31
ING INSURANCE CO  OF AMERICA
filed 2003-03-27
CIK 925988

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   Form 10-K

              Annual Report Pursuant to Section 13 or 15(d) of the
                        Securities Exchange Act of 1934

For the fiscal year ended December 31, 2002   Commission file number: 333-49581,
                                   033-63657

                        ING Insurance Company of America
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

                     Florida                                            06-1286272
------------------------------------------------------------------------------------------------------
         (State or other jurisdiction of                              (IRS employer
          incorporation or organization                            identification no.)

    Corporate Center One, 2202 North Westshore
           Boulevard #350, Tampa, Florida                                 33607
------------------------------------------------------------------------------------------------------
     (Address of principal executive offices)                           (Zip code)

Registrant's telephone number, including area code (813) 281-3773

--------------------------------------------------------------------------------
Former name, former address and former fiscal year, if changed since last report

Securities registered pursuant to Section 12(b) of Act:  None
Securities registered pursuant to Section 12(g) of Act:  None

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                             Yes  __X__  No  ______

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this form 10-K or any amendment to this Form 10-K.

                             Yes  __X__  No  ______

                     APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 25,500 shares of Common Stock as of March 24, 2003, all of which were directly owned by ING Life Insurance and Annuity Company.

NOTE: WHEREAS ING INSURANCE COMPANY OF AMERICA MEETS THE CONDITIONS SET FORTH IN GENERAL INSTRUCTION I(1)(a) AND (b) OF FORM 10-K, THIS FORM IS BEING FILED WITH THE REDUCED DISCLOSURE FORMAT PURSUANT TO GENERAL INSTRUCTION I(2).

                        ING INSURANCE COMPANY OF AMERICA
     (A wholly-owned subsidiary of ING Life Insurance and Annuity Company)
                           Annual Report on Form 10-K
                      For the Year Ended December 31, 2002

                               TABLE OF CONTENTS

Form 10-K
Item No.                                             Page
---------                                            ----
                         PART I

Item 1.    Business**..............................    3
Item 2.    Properties**............................    6
Item 3.    Legal Proceedings.......................    6
Item 4.    Submission of Matters to a Vote of
           Security Holders*.......................    6

                         PART II

Item 5.    Market for Registrant's Common Equity
           and Related Stockholder Matters.........    7
Item 6.    Selected Financial Data*................    7
Item 7.    Management's Narrative Analysis of the
             Results of Operations and Financial
             Condition**...........................    7
Item 7A.   Quantitative and Qualitative Disclosure
           About Market Risk.......................   13
Item 8.    Financial Statements and Supplementary
           Data....................................   15
Item 9.    Changes in and Disagreements with
             Accountants on Accounting and
             Financial Disclosure..................   43

                        PART III

Item 10.   Directors and Executive Officers of the
           Registrant*.............................   43
Item 11.   Executive Compensation*.................   43
Item 12.   Security Ownership of Certain Beneficial
           Owners and Management*..................   43
Item 13.   Certain Relationships and Related
           Transactions*...........................   43
Item 14.   Controls and Procedures.................   43

                         PART IV

Item 15.   Exhibits, Financial Statement Schedules,
           and Reports on Form 8-K.................   43

           Index on Financial Statement
           Schedules...............................   46
           Signatures..............................   49

  *  Item omitted pursuant to General Instruction I(2) of Form 10-K
 **  Item prepared in accordance with General Instruction I(2) of Form 10-K

                                     PART I

ITEM 1.  BUSINESS

Organization of Business

ING Insurance Company of America ("IICA,"or the "Company"), formerly known as Aetna Insurance Company of America ("AICA") is a stock life insurance company organized in 1990 under the insurance laws of Connecticut. Effective January 5, 2000, the Company's state of domicile changed from Connecticut to Florida. The Company is a wholly-owned subsidiary of ING Life Insurance and Annuity Company ("ILIAC"). ILIAC is a wholly-owned subsidiary of ING Retirement Holdings, Inc. ("HOLDCO"), which is a wholly owned subsidiary of ING Retirement Services, Inc. ("IRSI"). IRSI is ultimately owned by ING Groep N.V. ("ING"), a financial services company based in The Netherlands.

On December 13, 2000, ING America Insurance Holdings, Inc., an indirect wholly-owned subsidiary of ING, acquired Aetna Inc., comprised of the Aetna Financial Services business, of which the Company is a part, and Aetna International businesses, for approximately $7,700.0 million. The purchase price was comprised of approximately $5,000.0 million in cash and the assumption of $2,700.0 million of outstanding debt and other net liabilities. In connection with the acquisition, Aetna Inc. was renamed Lion Connecticut Holdings Inc. ("Lion"). At the time of the sale, Lion entered into certain transition services agreements with a former related party, Aetna U.S. Healthcare, which was renamed Aetna Inc. ("former Aetna").

PRODUCTS AND SERVICES

Management has determined that under Statements of Financial Accounting Standards Number 131 "Disclosure about Segments of an Enterprise and Related Information," the Company has one operating segment, ING U.S. Financial Services ("USFS").

The Company principally offers annuity contracts to individuals on a qualified and non-qualified basis and to employer-sponsored retirement plans qualified under Internal Revenue Code Sections 401, 403 and 408. These contracts may be deferred or immediate ("payout annuities").

INVESTMENT OPTIONS

The Company's products provide customers with variable and/or fixed investment options. Variable options generally provide for full assumption by the customer of investment risks. Assets supporting variable options are held in separate accounts that invest in affiliated and/or unaffiliated mutual funds. Affiliated mutual funds include funds managed by Aeltus Investment Management, Inc. ("Aeltus"), an affiliate of the Company, and funds managed by ILIAC and subadvised by outside investment advisers. Variable separate account investment income and realized capital gains and losses are not reflected in the Company's statements of income.

Fully guaranteed fixed options provide guarantees on investment return, maturity values, and if applicable, benefit payments. Other fixed options are "experience rated" and require the customer to assume investment (including realized capital gains and losses on the sale of invested assets) and other risks subject to, among other things, principal and interest guarantees. The Company will not be issuing these other fixed options in 2002 and beyond.

FEES AND MARGINS

Insurance charges or other fees earned by the Company vary by product and depend, among other factors, on the funding option selected by the customer under the product. For annuity products where assets are allocated to variable funding options, the Company may charge the separate account asset-based insurance and expense fees. When a customer selects an affiliated mutual fund as a variable funding option, the Company may receive compensation from the fund's adviser, administrator or other affiliated entity for the performance of certain shareholder services. In the case of funds advised by Aeltus, these fees are equal to one-half of the investment advisory fee Aeltus receives.

In addition, when a customer selects an unaffiliated mutual fund as a variable funding option, the Company may receive distribution (12b-1) and service plan fees, as well as, compensation from the fund's adviser, administrator or other affiliated entity for the performance of certain shareholder services.

For fixed funding options, the Company earns a margin, which is based on the difference between income earned on the investments supporting the liability and interest credited to customers.

The Company may also receive other fees or charges depending on the nature of the products.

ASSETS UNDER MANAGEMENT AND ADMINISTRATION

The substantial portion of fees or other charges and margins is based on assets under management. Assets under management are principally affected by net deposits (i.e. deposits, including new contracts, less surrenders), investment performance (e.g. interest credited to customer accounts for fixed options or market performance for variable options) and customer retention. Assets under management, excluding net unrealized capital gains and losses related to market value adjustments required under Statement of Financial Accounting Standards ("FAS") No. 115, were $689.1 million, $897.4 million and $1,104.0 million at December 31, 2002, 2001 and 2000, respectively. Assets under management are available for contractholder withdrawal and are subject to fair value adjustments and/or deferred surrender charges.

To encourage customer retention and recover acquisition expenses, contracts typically impose a surrender charge on policyholder balances withdrawn within a period of time after the contract's inception. The period of time and level of the charge vary by product. More favorable credited rates may also be offered after policies have been in force for a period of time. Existing tax penalties on annuity distributions prior to age 59-1/2 provide further disincentive to customers for premature surrenders of account balances, but generally do not impede transfers of those balances to products of competitors.

PRINCIPAL MARKETS AND METHOD OF DISTRIBUTION

The Company's products are offered primarily to individuals and employer-sponsored groups in the education market. The Company's products generally are sold through a managed network of broker/ dealers and dedicated career agents.

COMPETITION

Competition arises from an array of financial services companies including other insurance companies, banks, mutual funds and other investment managers. Principal competitive factors are reputation for investment performance, product features, service, cost and the perceived financial strength of the investment manager or sponsor.

Competition may affect, among other matters, both business growth and the pricing of the Company's products and services.

RESERVES

Reserves for investment contracts (deferred annuities and immediate annuities without life contingent payouts) are equal to cumulative deposits plus credited interest less withdrawals and charges thereon. For the investment contracts which are experience-rated, the reserves also reflect net realized capital gains/losses on the sale of invested assets, (which the Company reflects through credited rates on an amortized basis) and net unrealized capital gains/losses related to FAS No. 115.

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

Operations conducted by the Company are subject to regulation by various insurance agencies where the Company conducts business, in particular the Florida Department of Insurance. Among other matters, these agencies may regulate premium rates, trade practices, agent licensing, policy forms, and underwriting and claims practices.

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

MISCELLANEOUS

The Company utilizes the employees of its affiliates (primarily ILIAC) and receives an expense allocation, at cost, based on the utilization of these employees.

The Company uses ING's computer facilities. The Company's management believes that ING's computer facilities, systems and related procedures are adequate to meet its business needs. ING's data processing systems and backup and security policies, practices and procedures are regularly evaluated by ING's management and internal auditors and are modified as considered necessary.

The Company is not dependent upon any single customer and no single customer accounted for 10% or more of revenue in 2002. In addition, the loss of business from any one, or a few, independent brokers or agents would not have a material adverse effect on the earnings of the Company.

ITEM 2. PROPERTIES

The Company's principal executive office is located at Corporate Center One, 2202 North Westshore Boulevard #350, Tampa, Florida 33607 and its principal office for operations is located at 151 Farmington Avenue, Hartford, Connecticut 06156. The Company occupies office space that is leased by ILIAC or other affiliates. Expenses associated with these offices are allocated on a direct and indirect basis to the Company.

ITEM 3. LEGAL PROCEEDINGS

The Company is a party to threatened or pending lawsuits arising from the normal conduct of business. Due to the climate in insurance and business litigation, suits against the Company sometimes include claims for substantial compensatory, consequential or punitive damages and other types of relief. Moreover, certain claims are asserted as class actions, purporting to represent a group of similarly situated individuals. While it is not possible to forecast the outcome of such lawsuits, in light of existing insurance, reinsurance and established reserves, it is the opinion of management that the disposition of such lawsuits will not have a materially adverse effect on the Company's operations or financial position.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Omitted pursuant to General Instruction I(2)(c) of Form 10-K.

                                    PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

All of the Company's outstanding shares are owned by ILIAC, which is a wholly-owned subsidiary of HOLDCO. HOLDCO is a wholly-owned subsidiary of IRSI, whose ultimate parent is ING.

ITEM 6.  SELECTED FINANCIAL DATA

Omitted pursuant to General Instruction I(2)(a) of Form 10-K.

ITEM 7. MANAGEMENT'S NARRATIVE ANALYSIS OF THE RESULTS OF OPERATIONS AND FINANCIAL CONDITION

OVERVIEW

The following narrative analysis of the results of operations and financial condition presents a review of the Company for the twelve month periods ended December 31, 2002 versus 2001.

CHANGE IN ACCOUNTING PRINCIPLE

In June 2001, the Financial Accounting Standards Board ("FASB") issued FAS No. 142, "Goodwill and Other Intangible Assets," effective for fiscal years beginning after December 15, 2001. Under FAS No.142, goodwill and intangible assets deemed to have indefinite lives are no longer being amortized but are subject to annual impairment tests. Other intangible assets are still amortized over their estimated useful lives. The Company adopted the new standard effective January 1, 2002.

As required under FAS No. 142, the Company completed the first of the required impairment tests as of January 1, 2002. Step one of the impairment test was a screen for potential impairment, while step two measured the amount of the impairment. All of the Company's operations fall under one reporting unit, USFS, due to the consolidated nature of the Company's operations. Step one of the impairment test required the Company to estimate the fair value of the reporting unit and compare the estimated fair value to its carrying value. The Company determined the estimated fair value utilizing a discounted cash flow approach and applying a discount rate equivalent to the Company's weighted average cost of capital. Fair value was determined to be less than carrying value which required the Company to complete step two of the test. In step two, the Company allocated the fair value of the reporting unit determined in step one to the assets and liabilities of the reporting unit resulting in an implied fair value of goodwill of zero.

The comparison of the fair value amount allocated to goodwill and the carrying value of goodwill resulted in an impairment loss upon adoption of $101.8 million, which represents the entire carrying amount, net of accumulated amortization. This impairment charge is shown as a change in accounting principle on the Income Statement.

RESULTS OF OPERATIONS

Fee income for the year ended December 31, 2002 decreased by $6.1 million compared to the same period in 2001, primarily due to the decrease in average variable assets under management by the Company. Substantially all of the fee income on variable assets is calculated based on assets under

ITEM 7. MANAGEMENT'S NARRATIVE ANALYSIS OF THE RESULTS OF OPERATIONS AND FINANCIAL CONDITION (continued)
RESULTS OF OPERATIONS (continued)
management and administration, which decreased primarily due to the continued decline in the equity markets.

Net investment income for the year ended December 31, 2002 decreased by $3.2 million compared to the same period in 2001. This decrease in net investment income is primarily due to a decrease of assets under management with fixed options, and lower investment yields.

Net realized capital losses for the year ended December 31, 2002 increased by $3.3 million compared to the same period in 2001. The capital losses are due to higher impairments in 2002 coupled with sales of fixed maturities.

Interest credited and other benefits to the policyholders for the year ended December 31, 2002 decreased by $3.2 million compared to the same period in 2001. This decrease is a result of a decrease in contractholders' funds on deposit and a reduction in interest credited, which is attributed to lower interest rates throughout 2002.

Underwriting, acquisition, and insurance expenses for the year ended
December 31, 2002 increased by $1.3 million compared to the same period in 2001. General expenses increased during the period due to a higher allocation of corporate and internal service charges from the Company's parent and affiliates.

Amortization of deferred policy acquisition costs and value of business acquired for the year ended December 31, 2002, increased by $5.8 million compared to the same period in 2001. Amortization of long-duration products is reflected in proportion to actual and estimated future gross profits. Estimated future gross profits are computed based on underlying assumptions related to the underlying contracts, including but not limited to interest margins, mortality lapse, premium persistency, expenses, and asset growth. The increase in the amortization of deferred policy acquisition costs and value of insurance acquired reflects the impact of these variables on the overall book of business.

Goodwill amortization for the year ended December 31, 2002 decreased by $2.6 million compared to the same period in 2001. This reduction is based on the change in accounting principle (FAS No. 142) that eliminates amortization of goodwill.

The cumulative effect of the change in accounting principle for the year ended December 31, 2002, of $101.8 million is an impairment charge related to the implementation of FAS No. 142, which addresses accounting for goodwill and other intangible assets.

Earnings, excluding goodwill amortization, change in accounting principle, and net realized capital gains and losses (net of taxes), decreased by $8.6 million for the year ended December 31, 2002, as compared to the year ended
December 31, 2001. Lower earnings are primarily the result of lower fee income, increases to the amortization of deferred policy acquisition costs and value of business acquired, and higher operating expenses.

ITEM 7. MANAGEMENT'S NARRATIVE ANALYSIS OF THE RESULTS OF OPERATIONS AND FINANCIAL CONDITION (continued)
RESULTS OF OPERATIONS (continued)
The Company's annuity deposits and assets under management were as follows:

(Millions)                             2002    2001      2000
-------------------------------------------------------------
Deposits
Annuities--fixed options             $  6.6  $  7.1  $    3.4
Annuities--variable options            21.4    29.6      10.5
-------------------------------------------------------------
Total--deposits                      $ 28.0  $ 36.7  $   13.9
=============================================================
Assets under management
  Annuities--fixed options (1)       $150.7  $156.1  $  178.7
  Annuities--variable options (2)     538.4   741.3     925.3
-------------------------------------------------------------
Total--assets under management       $689.1  $897.4  $1,104.0

(1) Excludes net unrealized capital gains of $8.0 million, $4.2 million and $0.9 million at December 31, 2002, 2001 and 2000, respectively.
(2) Includes $399.0 million, $564.9 million and $719.8 million at December 31, 2002, 2001 and 2000, respectively, of assets invested through the Company's products in unaffiliated mutual funds.

FINANCIAL CONDITION

INVESTMENTS

FIXED MATURITIES

At December 31, 2002 and 2001, respectively, the Company's carrying value of available for sale fixed maturities including fixed maturities pledged to creditors (hereinafter referred to as "total fixed maturities") represented 100% of the total general account invested assets. For the same periods, $118.2 million, or 91% of total fixed maturities, and $120.1 million, or 91% of total fixed maturities, respectively, supported experience-rated products. Total fixed maturities reflected net unrealized capital gains of $8.0 million and $4.2 million at December 31, 2002 and 2001, respectively.

It is management's objective that the portfolio of fixed maturities be of high quality and be well diversified by market sector. The fixed maturities in the Company's portfolio are generally rated by external rating agencies and, if not externally rated, are rated by the Company on a basis believed to be similar to that used by the rating agencies. The average quality rating of the Company's fixed maturities portfolio was AA- at December 31, 2002 and 2001.

Fixed maturities rated BBB and below may have speculative characteristics, and changes in economic conditions or other circumstances are more likely to lead to a weakened capacity of the issuer to make principal and interest payments than is the case with higher rated fixed maturities.

ITEM 7. MANAGEMENT'S NARRATIVE ANALYSIS OF THE RESULTS OF OPERATIONS AND FINANCIAL CONDITION (continued)
INVESTMENTS (continued)
The percentage of total fixed maturities by quality rating category is as follows:

                                           December 31, 2002     December 31, 2001
------------------------------------------------------------------------------------
AAA                                                   53.9%                 36.0%
AA                                                     4.5                   5.9
A                                                     21.8                  35.1
BBB                                                   17.4                  23.0
BB                                                     0.3                    --
B and Below                                            2.1                    --
------------------------------------------------------------------------------------
  Total                                              100.0%                100.0%
====================================================================================

The percentage of total fixed maturities by market sector is as follows:

                                           December 31, 2002     December 31, 2001
------------------------------------------------------------------------------------
U.S. Corporate                                        49.0%                 65.1%
Residential Mortgage-backed                           18.0                  11.7
U.S. Treasuries/Agencies                              22.4                  10.3
Commercial/Multifamily Mortgage-backed                 5.1                   7.5
Asset-backed                                           5.5                   5.4
------------------------------------------------------------------------------------
  Total                                              100.0%                100.0%
====================================================================================

The Company analyzes the general account investments to determine whether there has been an other than temporary decline in fair value below the amortized cost basis in accordance with FAS No. 115, "Accounting for Certain Investments in Debt and Equity Securities." Management considers the length of the time and the extent to which the fair value has been less than amortized cost; the financial condition and near-term prospects of the issuer; future economic conditions and market forecasts; and the Company's intent and ability to retain the investment in the issuer for a period of time sufficient to allow for recovery in fair value. If it is probable that all amounts due according to the contractual terms of a debt security will not be collected, an other than temporary impairment is considered to have occurred.

When a decline in fair value is determined to be other than temporary, the individual security is written down to fair value and the loss accounted for as a realized loss.

LIQUIDITY AND CAPITAL RESOURCES

Liquidity is the ability of the Company to generate sufficient cash flows to meet the cash requirements of operating, investing, and financing activities. The Company's principal sources of liquidity are deposits on annuity contracts and product charges, investment income, maturing investments, and capital contributions. Primary uses of liquidity are payments of commissions and operating expenses, interest and premium credits, investment purchases as well as withdrawals and surrenders.

ITEM 7. MANAGEMENT'S NARRATIVE ANALYSIS OF THE RESULTS OF OPERATIONS AND FINANCIAL CONDITION (continued)
LIQUIDITY AND CAPITAL RESOURCES (continued)
The Company has entered into agreements with ILIAC under which ILIAC has agreed to cause the Company to have sufficient capital to meet certain capital and surplus levels. Management believes that its sources of liquidity are adequate to meet the Company's short-term cash obligations.

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

During 2002, liabilities totaling $0.3 million were allocated to the Company related to a Supplemental Excess Retirement Plan ("SERP") that covers certain employees of ING Life Insurance Company of America and Aeltus, affiliates of the Company.

CRITICAL ACCOUNTING POLICIES

GENERAL

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires the use of estimates and assumptions in certain circumstances that affect amounts reported in the accompanying financial statements and related footnotes. These estimates and assumptions are evaluated on an on-going basis based on historical developments, market conditions, industry trends and other information that is reasonable under the circumstances. There can be no assurance that actual results will conform to estimates and assumptions, and that reported results of operations will not be affected in a materially adverse manner by the need to make future accounting adjustments to reflect changes in these estimates and assumptions from time to time.

The Company has identified the following estimates as critical in that they involve a higher degree of judgment and are subject to a significant degree of variability; goodwill impairment testing, investment impairment testing and amortization of deferred acquisition costs and value of business acquired. In developing these estimates management makes subjective and complex judgments that are inherently uncertain and subject to material change as facts and circumstances develop. Although variability is inherent in these estimates, management believes the amounts provided are appropriate based upon the facts available upon compilation of the financial statements.

GOODWILL IMPAIRMENT TESTING

The Company tested goodwill as of January 1, 2002 for impairment using fair value calculations based on the present value of estimated future cash flows from business currently in force and business that we estimate we will add in the future. These calculations require management to make estimates on the amount of future revenues and the appropriate discount rate. The calculated fair

ITEM 7. MANAGEMENT'S NARRATIVE ANALYSIS OF THE RESULTS OF OPERATIONS AND FINANCIAL CONDITION (continued)
CRITICAL ACCOUNTING POLICIES (continued) value of goodwill and the resulting impairment loss recorded is based on these estimates, which require a significant amount of management judgment. Refer to
Note 1 of the Financial Statements for a discussion of the results of the Company's goodwill testing procedures and to Management's Narrative Analysis of the Results of Operations for the impact these procedures had on the Company's income.

INVESTMENT IMPAIRMENT TESTING

The Company reviews the general account investments for impairments by analyzing the amount and length of time amortized cost has exceeded fair value, and by making certain estimates and assumptions regarding the issuing companies' business prospects, future economic conditions and market forecasts. Based on the facts and circumstances of each case, management uses judgment in deciding whether any calculated impairments are temporary or other than temporary. For those impairments judged to be other than temporary, we reduce the carrying value of those investments to the current fair value and record impairment losses for the difference.

AMORTIZATION OF DEFERRED ACQUISITION COSTS AND VALUE OF BUSINESS ACQUIRED

Deferred policy acquisition costs ("DAC") and value of business acquired ("VOBA") are amortized with interest over the life of the contracts (usually 25 years) in relation to the present value of estimated gross profits from projected interest margins, asset-based fees, policy administration and surrender charges less policy maintenance fees.

Changes in assumptions can have a significant impact on the calculation of DAC/VOBA and its related amortization patterns. Due to the relative size of DAC/VOBA balance and the sensitivity of the calculation to minor changes in the underlying assumptions and the related volatility that could result in the reported DAC/VOBA balance, the Company performs a quarterly analysis of DAC/ VOBA. At each balance sheet date, actual historical gross profits are reflected and expected future gross profits and related assumptions are evaluated for continued reasonableness. Any adjustment in estimated profit requires that the amortization rate be revised retroactively to the date of policy or contract issuance ("unlocking"), which could be significant. The cumulative difference related to prior periods is recognized as a component of current period's amortization, along with amortization associated with the actual gross profits of the period. In general, increases in estimated returns result in increased expected future profitability and may lower the rate of amortization, while increases in lapse/surrender and mortality assumptions or decreases in returns reduce the expected future profitability of the underlying business and may increase the rate of amortization.

One of the most significant assumptions involved in the estimation of future gross profits for deferred annuity products is the assumed return associated with future separate account performance. To reflect the near-term and long-term volatility in the equity markets this assumption involves a combination of near-term expectations and a long-term assumption about market performance. The overall return generated by the separate account is dependent on several factors, including the relative mix of the underlying sub-accounts among bond funds and equity funds as well as equity sector weightings.

ITEM 7. MANAGEMENT'S NARRATIVE ANALYSIS OF THE RESULTS OF OPERATIONS AND FINANCIAL CONDITION (continued)
CRITICAL ACCOUNTING POLICIES (continued)
As part of the regular analysis of DAC/VOBA, at the end of third quarter 2002, the Company unlocked its assumptions by resetting its near-term and long-term assumptions for the separate account returns to 9% (gross before fund management fees and mortality and expense and other policy charges), reflecting a blended return of equity and other sub-accounts. This unlocking adjustment was primarily driven by the sustained downturn in the equity markets and revised expectations for future returns. In 2002, the Company recorded an acceleration of DAC/VOBA amortization totaling $3.5 million before tax, or $2.3 million, net of $1.2 million of federal income tax benefit.

FORWARD-LOOKING INFORMATION/RISK FACTORS

In connection with the "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995, the Company cautions readers regarding certain forward-looking statements contained in this report and in any other statements made by, or on behalf of, the Company, whether or not in future filings with the SEC. Forward-looking statements are statements not based on historical information and which relate to future operations, strategies, financial results, or other developments. Statements using verbs such as "expect," "anticipate," "believe" or words of similar import generally involve forward-looking statements. Without limiting the foregoing, forward-looking statements include statements which represent the Company's beliefs concerning future levels of sales and redemptions of the Company's products, investment spreads and yields, or the earnings and profitability of the Company's activities.

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

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

Asset/liability management is integrated into many aspects of the Company's operations, including investment decisions, product development, and determination of crediting rates. As part of the risk management process, different economic scenarios are modeled, including cash flow testing required for insurance regulatory purposes, to determine that existing assets are adequate to meet projected liability cash flows. Key variables in the modeling process include interest rates, anticipated contractholder behavior and variable separate account performance. Contractholders bear the majority of the investment risk related to variable insurance products.

The fixed account liabilities are supported by a portfolio principally composed of fixed rate investments that can generate predictable, steady rates of return. The portfolio management strategy for the fixed account considers the assets available for sale. This enables the Company to respond to changes in market interest rates, changes in prepayment risk, changes in relative values of asset sectors and individual securities and loans, changes in credit quality outlook, and other relevant factors. The objective of portfolio management is to maximize returns, taking in to account interest rate and credit risk, as well as other risks. The Company's asset/liability management discipline includes strategies to minimize exposure to loss as interest rates and economic and market conditions change.

On the basis of these analyses, management believes there is currently no material solvency risk to the Company.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                         INDEX TO FINANCIAL STATEMENTS

                                                    Page
                                                    ----

Reports of Independent Auditors...................    16

Financial Statements:

    Income Statements for the years ended
       December 31, 2002 and 2001, one month ended
       December 31, 2000 and eleven months ended
       November 30, 2000..........................    18

    Balance Sheets as of December 31, 2002 and
       2001.......................................    19

    Statements of Changes in Shareholder's Equity
       for the years ended December 31, 2002 and
       2001, one month ended December 31, 2000 and
       eleven months ended November 30, 2000......    20

    Statements of Cash Flows for the years ended
       December 31, 2002 and 2001, one month ended
       December 31, 2000 and eleven months ended
       November 30, 2000..........................    21

    Notes to Financial Statements.................    22

                         REPORT OF INDEPENDENT AUDITORS

The Board of Directors
ING Insurance Company of America

We have audited the accompanying balance sheets of ING Insurance Company of America as of December 31, 2002 and 2001, and the related income statements, statements of changes in shareholder's equity, and statements of cash flows for each of the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of ING Insurance Company of America at December 31, 2002 and 2001, and the results of its operations and its cash flows for each of the years then ended, in conformity with accounting principles generally accepted in the United States.

As discussed in Note 1 to the financial statements, the Company changed the accounting principle for goodwill and other intangible assets effective January 1, 2002.

                                                /s/ Ernst & Young LLP

Atlanta, Georgia
March 21, 2003

                          INDEPENDENT AUDITORS' REPORT

The Shareholder and Board of Directors
ING Insurance Company of America:

We have audited the accompanying statements of income, changes in shareholder's equity and cash flows of ING Insurance Company of America, formerly known as Aetna Insurance Company of America, for the period from December 1, 2000 to December 31, 2000 ("Successor Company"), and for the period from January 1, 2000 to November 30, 2000 ("Preacquisition Company"). These financial statements are the responsibility of the Companies' management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the Successor Company's financial statements referred to above present fairly, in all material respects, the results of operations and cash flows of ING Insurance Company of America for the period from December 1, 2000 to December 31, 2000, in conformity with accounting principles generally accepted in the United States of America. Further, in our opinion, the Preacquisition Company's financial statements referred to above present fairly, in all material respects, the results of its operations and its cash flows for the period from January 1, 2000 to November 30, 2000, in conformity with accounting principles generally accepted in the United States of America.

As discussed in Note 1 to the financial statements, effective November 30, 2000, ING America Insurance Holdings Inc. acquired all of the outstanding stock of Aetna Inc., Aetna Insurance Company of America's indirect parent and sole shareholder in a business combination accounted for as a purchase. As a result of the acquisition, the financial information for the periods after the acquisition is presented on a different cost basis than that for the periods before the acquisition and, therefore, is not comparable.

                                                /s/ KPMG LLP

Hartford, Connecticut
March 27, 2001

                        ING INSURANCE COMPANY OF AMERICA
     (A wholly-owned subsidiary of ING Life Insurance and Annuity Company)

                               INCOME STATEMENTS
                                   (Millions)

                                                                             Preacquisition
                                                                             --------------
                                                                One month        Eleven
                                 Year ended     Year ended        ended       months ended
                                December 31,   December 31,   December 31,    November 30,
                                    2002           2001           2000            2000
                                -------------  -------------  -------------  --------------
Revenues:
  Fee income                       $   8.5         $14.6           $1.4          $17.8
  Net investment income                6.7           9.9            1.0           10.2
  Net realized capital gains
    (losses)                          (2.4)          0.9             --           (0.8)
                                   -------         -----           ----          -----
       Total revenue                  12.8          25.4            2.4           27.2
                                   -------         -----           ----          -----
Benefits, losses and expenses:
  Benefits:
    Interest credited and
      other benefits to
      policyholders                    4.0           7.2            0.6            6.8
  Underwriting, acquisition,
    and insurance expenses:
    Operating expenses                 3.5           2.2            0.5            4.7
    Amortization:
    Deferred policy
      acquisition costs and
      value of business
      acquired                        10.6           4.8            0.4            5.3
    Goodwill                            --           2.6             --             --
                                   -------         -----           ----          -----
         Total benefits,
           losses and expenses        18.1          16.8            1.5           16.8
                                   -------         -----           ----          -----

Income (loss) before income
  taxes                               (5.3)          8.6            0.9           10.4
    Income tax expense
      (benefit)                       (2.0)          3.7            0.3            2.6
                                   -------         -----           ----          -----
Income (loss) before
  cumulative effect of change
  in accounting principle             (3.3)          4.9            0.6            7.8
  Cumulative effect of change
    in accounting principle         (101.8)           --             --             --
                                   -------         -----           ----          -----

Net income (loss)                  $(105.1)        $ 4.9           $0.6          $ 7.8
                                   =======         =====           ====          =====

SEE NOTES TO FINANCIAL STATEMENTS

                        ING INSURANCE COMPANY OF AMERICA
     (A wholly-owned subsidiary of ING Life Insurance and Annuity Company)

                                 BALANCE SHEETS
                         (Millions, except share data)

                                          December 31,  December 31,
                                              2002          2001
                                          ------------  ------------
                 ASSETS
Investments:
  Fixed maturities, available for sale,
    at fair value
    (amortized cost of $121.6 at 2002
    and $120.2 at 2001)                      $129.6       $  124.4
  Securities pledged to creditors
    (amortized cost of $7.8 at 2001)             --            7.8
                                             ------       --------
        Total investments                     129.6          132.2
Cash and cash equivalents                       5.2           (0.6)
Short term investments under securities
  loan agreement                                 --            9.9
Accrued investment income                       1.5            2.0
Deferred policy acquisition costs               1.2            0.8
Value of business acquired                     34.2           46.5
Goodwill (net of accumulated
  amortization of $2.6 at 2001)                  --          101.8
Other assets                                   14.5           21.5
Assets held in separate accounts              622.0          821.3
                                             ------       --------
        Total assets                         $808.2       $1,135.4
                                             ======       ========
  LIABILITIES AND SHAREHOLDER'S EQUITY
Policy liabilities and accruals:
  Other policyholders' funds                 $ 91.1       $   95.6
  Payables under securities loan
    agreement                                     -            9.9
  Current income taxes                          2.1            1.5
  Deferred income taxes                         6.3            7.4
  Other liabilities                             0.8            9.5
  Liabilities related to separate
    accounts                                  622.0          821.3
                                             ------       --------
        Total liabilities                     722.3          945.2
                                             ------       --------
Shareholder's equity:
  Common stock (35,000 shares
    authorized; 25,500 issued and
    outstanding; $100 per share par
    value)                                      2.5            2.5
  Additional paid-in capital                  181.2          180.9
  Accumulated other comprehensive income        1.8            1.3
  Retained earnings (deficit)                 (99.6)           5.5
                                             ------       --------
        Total shareholder's equity             85.9          190.2
                                             ------       --------
           Total liabilities and
             shareholder's equity            $808.2       $1,135.4
                                             ======       ========

SEE NOTES TO FINANCIAL STATEMENTS

                        ING INSURANCE COMPANY OF AMERICA
     (A wholly-owned subsidiary of ING Life Insurance and Annuity Company)

                 STATEMENTS OF CHANGES IN SHAREHOLDER'S EQUITY
                                   (Millions)

                                                     Accumulated
                                                        Other      Retained       Total
                           Common    Additional     Comprehensive  Earnings   Shareholder's
                           Stock   Paid-in-Capital  Income (Loss)  (Deficit)     Equity
                           ------  ---------------  -------------  ---------  -------------
Balance at December 31,
  1999                      $2.5       $ 62.5           $(1.6)      $ 10.0       $  73.4
Comprehensive income:
  Net income                  --           --              --          7.8           7.8
  Other comprehensive
    income net of tax:
    Unrealized gain on
      securities ($2.0
      pretax)                 --           --             1.3           --           1.3
  Comprehensive income                                                               9.1
Adjustment for purchase
  accounting                  --        118.8              --        (17.8)        101.0
                            ----       ------           -----       ------       -------
Balance at November 30,
  2000                       2.5        181.3            (0.3)          --         183.5
Comprehensive income:
  Net income                  --           --              --          0.6           0.6
  Other comprehensive
    income net of tax:
    Unrealized gain on
      securities ($0.8
      pretax)                 --           --             0.5           --           0.5
  Comprehensive income                                                               1.1
                            ----       ------           -----       ------       -------
Balance at December 31,
  2000                       2.5        181.3             0.2          0.6         184.6
Comprehensive income:
  Net income                  --           --              --          4.9           4.9
  Other comprehensive
    income net of tax:
    Unrealized gain on
      securities ($1.7
      pretax)                 --           --             1.1           --           1.1
  Comprehensive income                                                               6.0
Return of capital             --         (0.4)             --           --          (0.4)
                            ----       ------           -----       ------       -------
Balance at December 31,
  2001                       2.5        180.9             1.3          5.5         190.2
Comprehensive income:
  Net (loss)                  --           --              --       (105.1)       (105.1)
  Other comprehensive
    income net of tax:
    Unrealized gain on
      securities ($0.8,
      pretax)                 --           --             0.5           --           0.5
    Comprehensive (loss)                                                          (104.6)
  SERP -- transfer            --          0.3              --           --           0.3
                            ----       ------           -----       ------       -------
  Balance at December 31,
    2002                    $2.5       $181.2           $ 1.8       $(99.6)      $  85.9
                            ====       ======           =====       ======       =======

SEE NOTES TO FINANCIAL STATEMENTS

                        ING INSURANCE COMPANY OF AMERICA
     (A wholly-owned subsidiary of ING Life Insurance and Annuity Company)

                            STATEMENTS OF CASH FLOWS
                                   (Millions)

                                                                             Preacquisition
                                                                One month    Eleven months
                                 Year ended     Year ended        ended          ended
                                December 31,   December 31,   December 31,    November 30,
                                    2002           2001           2000            2000
                                -------------  -------------  -------------  --------------
Cash Flows from Operating
  Activities:
Net income (loss)                  $(105.1)       $  4.9          $ 0.6         $   7.8
Adjustments to reconcile net
  income (loss) to net cash
  provided by operating
  activities:
  Net amortization of discount
    on debt securities                  --            --             --            (0.2)
  Net realized capital (gains)
    losses                             2.4          (0.9)            --             0.8
  (Increase) decrease in
    accrued investment income          0.5          (0.4)           0.2             0.1
  (Increase) decrease in
    deferred policy
    acquisition costs                 (0.4)          3.8            0.1             3.3
  (Increase) decrease in value
    of business acquired              10.2            --             --              --
  Amortization of goodwill,
    net of adjustments                  --           2.6             --              --
  Goodwill impairment                101.8            --             --              --
  Change in other assets and
    liabilities                        7.3           1.3           (0.1)            1.3
  Net change in amounts due
    to/from parent and
    affiliate                           --          (0.3)           0.9             2.4
  Provision for deferred
    income taxes                       1.3           3.1             --             2.4
  Other, net                           0.1            --             --              --
                                   -------        ------          -----         -------
Net cash provided by operating
  activities                          18.1          14.1            1.7            17.9
                                   -------        ------          -----         -------
Cash Flows from Investing
  Activities:
  Proceeds from the sale of:
    Fixed maturities available
      for sale                       124.0          67.6             --           148.3
    Equity securities                   --            --             --              --
    Short-term investments              --           2.8             --             0.1
  Investment maturities and
    collections of:
    Fixed maturities available
      for sale                         9.1          12.1            0.2             6.0
  Acquisition of investments:
    Fixed maturities available
      for sale                      (128.1)        (71.3)          (0.2)         (154.1)
    Short-term investments              --            --             --            (2.8)
  Other, net                           0.7            --             --              --
                                   -------        ------          -----         -------
Net cash provided by (used
  for) investing activities            5.7          11.2             --            (2.5)
                                   -------        ------          -----         -------
Cash Flows from Financing
  Activities:
  Deposits and interest
    credited for investment
    contracts                          8.0           6.3            0.5             7.4
  Maturities and withdrawals
    from insurance contracts         (26.4)        (29.7)          (2.5)          (39.3)
  Return of capital                     --          (0.4)            --              --
  Transfers from (to) separate
    accounts                           0.4         (11.2)          (0.2)            3.2
                                   -------        ------          -----         -------
Net cash (used for) financing
  activities                         (18.0)        (35.0)          (2.2)          (28.7)
                                   -------        ------          -----         -------
Net increase (decrease) in
  cash and cash equivalents            5.8          (9.7)          (0.5)          (13.3)
Cash and cash equivalents,
  beginning of period                 (0.6)          9.1            9.6            22.9
                                   -------        ------          -----         -------
Cash and cash equivalents, end
  of period                        $   5.2        $ (0.6)         $ 9.1         $   9.6
                                   =======        ======          =====         =======
Supplemental cash flow
  information:
Income taxes paid (received),
  net                              $  (1.3)       $  0.3          $ 0.3         $   0.2
                                   =======        ======          =====         =======

SEE NOTES TO FINANCIAL STATEMENTS

ING INSURANCE COMPANY OF AMERICA
(A WHOLLY-OWNED SUBSIDIARY OF ING LIFE INSURANCE AND ANNUITY COMPANY) NOTES TO FINANCIAL STATEMENTS

1.  SIGNIFICANT ACCOUNTING POLICIES

    ING Insurance Company of America ("IICA," or the "Company"), formerly known as Aetna Insurance Company of America ("AICA"), is a provider of financial services in the United States. The Company is a wholly-owned subsidiary of ING Life Insurance and Annuity Company ("ILIAC"). ILIAC is a wholly-owned subsidiary of ING Retirement Holdings, Inc. ("HOLDCO"), which is a wholly-owned subsidiary of ING Retirement Services, Inc. ("IRSI"). IRSI is ultimately owned by ING Groep N.V. ("ING"), a financial services company based in The Netherlands.

    On December 13, 2000, ING America Insurance Holdings, Inc., ("ING AIH") an indirect wholly-owned subsidiary of ING, acquired Aetna Inc., comprised of the Aetna Financial Services business, of which the Company is a part, and Aetna International businesses, for approximately $7,700.0 million. The purchase price was comprised of approximately $5,000.0 million in cash and the assumption of $2,700.0 million of outstanding debt and other net liabilities. In connection with the acquisition, Aetna Inc. was renamed Lion Connecticut Holdings Inc. ("Lion"). At the time of the sale, Lion entered into certain transition services agreements with a former related party, Aetna U.S. Healthcare, which was renamed Aetna Inc. ("former Aetna").

    For accounting purposes, the acquisition was recorded as of November 30, 2000 using the purchase method. The effects of this transaction, including the recognition of goodwill, were pushed down and reflected on the financial statements of certain IRSI (a subsidiary of Lion) subsidiaries, including the Company. The Balance Sheet changes related to accounting for this purchase were entirely non-cash in nature and accordingly were excluded from the pre-acquisition Statement of Cash Flows for the eleven months ended November 30, 2000.

    The purchase price was allocated to assets and liabilities based on their respective fair values. This revaluation resulted in a net increase to assets, excluding the effects of goodwill, of $3.2 million and a net increase to liabilities of $1.1 million. Additionally, the Company established goodwill of $98.9 million. Goodwill was amortized over a period of 40 years prior to January 1, 2002.

    The allocation of the purchase price to assets and liabilities was subjected to further refinement throughout 2001 as additional information became available to more precisely estimate the fair values of the Company's respective assets and liabilities at the purchase date. The refinements to the Company's purchase price allocations were as follows:

    The Company completed a full review relative to the assumptions and profit streams utilized in the development of value of business acquired ("VOBA") and determined that certain refinements were necessary. Such refinements resulted in a reduction of VOBA;

    The Company adjusted its reserve for other policyholders' funds in order to conform its accounting policies with those of ING; and

ING INSURANCE COMPANY OF AMERICA
(A WHOLLY-OWNED SUBSIDIARY OF ING LIFE INSURANCE AND ANNUITY COMPANY) NOTES TO FINANCIAL STATEMENTS (continued)

1.  SIGNIFICANT ACCOUNTING POLICIES (continued)
    The Company, after giving further consideration to certain exposures in the general market place, determined that a reduction of its investment portfolio carrying value was warranted.

    The net impact of the refinements in purchase price allocations, as described above, resulted in a net decrease to assets, excluding the effects of goodwill, of $9.4 million, a net decrease to liabilities of $3.9 million and a net increase to the Company's goodwill of $5.5 million.

    Unaudited proforma consolidated income from continuing operations and net income of the Company for the period from January 1, 2000 to November 30, 2000, assuming that the acquisition of the Company occurred at the beginning of each period, would have been approximately $5.5 million. The pro forma adjustments, which did not affect revenues, reflect primarily goodwill amortization, amortization of the favorable lease asset and the elimination of amortization of the deferred gain on sale associated with the life business.

    The Company has one operating segment ING U.S. Financial Services ("USFS") and all revenue reported by the company comes from external customers.

    DESCRIPTION OF BUSINESS

    The Company principally offers annuity contracts to individuals on a qualified and non-qualified basis and to employer-sponsored retirement plans qualified under Internal Revenue Code Sections 401, 403 and 408. The Company's products are offered primarily to individuals and employer-sponsored groups in the education market. The Company's products are generally sold through a managed network of broker/dealers and dedicated career agents.

    NEW ACCOUNTING STANDARDS

    ACCOUNTING FOR GOODWILL AND INTANGIBLE ASSETS

    In June 2001, the Financial Accounting Standards Board ("FASB") issued FAS No. 142, "Goodwill and Other Intangible Assets," effective for fiscal years beginning after December 15, 2001. Under FAS No. 142, goodwill and intangible assets deemed to have indefinite lives will no longer be amortized but will be subject to annual impairment tests. Other intangible assets are still amortized over their estimated useful lives. The Company adopted the new standard effective January 1, 2002.

    As required under FAS No. 142, the Company completed the first of the required impairment tests as of January 1, 2002. Step one of the impairment test was a screen for potential impairment, while step two measured the amount of the impairment. All of the Company's operations fall under one reporting unit, USFS, due to the consolidated nature of the Company's operations. Step one of the impairment test required the Company to estimate the fair value of the reporting unit and compare the estimated fair value to its carrying value. The Company determined the estimated fair value utilizing a discounted cash flow approach and applying a discount rate equivalent to the Company's weighted average cost of capital. Fair value was

ING INSURANCE COMPANY OF AMERICA
(A WHOLLY-OWNED SUBSIDIARY OF ING LIFE INSURANCE AND ANNUITY COMPANY) NOTES TO FINANCIAL STATEMENTS (continued)

1. SIGNIFICANT ACCOUNTING POLICIES (continued) determined to be less than carrying value which required the Company to complete step two of the test. In step two, the Company allocated the fair value of the reporting unit determined in step one to the assets and liabilities of the reporting unit resulting in an implied fair value of goodwill of zero.

    The comparison of the fair value amount allocated to goodwill and the carrying value of goodwill resulted in an impairment loss of $101.8 million, which represents the entire carrying amount of goodwill, net of accumulated amortization. This impairment charge is shown as a change in accounting principle on the Income Statement.

    Application of the nonamortization provision (net of tax) of the new standard resulted in an increase in net income of $2.6 million for the twelve months ended December 31, 2002. Had the Company been accounting for goodwill under FAS No. 142 for all periods presented, the Company's net income would have been as follows:

                                                                          Preacquisition
                                                                          --------------
                                                            One month     Eleven months
                                          Year ended          ended           ended
                                         December 31,     December 31,     November 30,
   (Millions)                                2001             2000             2000
   Reported net income after tax             $4.9             $0.6             $7.8
   Add back goodwill amortization, net
     of tax                                   2.6               --               --
   -------------------------------------------------------------------------------------
   Adjusted net income after tax             $7.5             $0.6             $7.8
   -------------------------------------------------------------------------------------

    ACCOUNTING FOR DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES

    In June 1998, the (FASB) issued FAS No. 133, Accounting for Derivative Instruments and Hedging Activities, as amended and interpreted by FAS No. 137, Accounting for Derivative Instruments and Hedging Activities-Deferral of the Effective Date of FASB Statement 133, FAS No. 138, Accounting for Certain Derivative Instruments and Certain Hedging Activities -- an Amendment of FASB No.133, and certain FAS No. 133 implementation issues. This standard, as amended, requires companies to record all derivatives on the balance sheet as either assets or liabilities and measure those instruments at fair value. The manner in which companies are to record gains or losses resulting from changes in the fair values of those derivatives depends on the use of the derivative and whether it qualifies for hedge accounting. FAS No. 133 was effective for the Company's financial statements beginning January 1, 2001.

    Adoption of FAS No. 133 did not have a material effect on the Company's financial position or results of operations given the Company's limited derivative and embedded derivative holdings.

    The Company utilizes, interest rate swaps, caps and floors, foreign exchange swaps and warrants in order to manage interest rate and price risk (collectively, market risk). These financial

ING INSURANCE COMPANY OF AMERICA
(A WHOLLY-OWNED SUBSIDIARY OF ING LIFE INSURANCE AND ANNUITY COMPANY) NOTES TO FINANCIAL STATEMENTS (continued)

1. SIGNIFICANT ACCOUNTING POLICIES (continued) exposures are monitored and managed by the Company as an integral part of the overall risk management program. Derivatives are recognized on the balance sheet at their fair value. The Company chose not to designate its derivative instruments as part of hedge transactions. Therefore, changes in the fair value of the Company's derivative instruments are recorded immediately in the statements of income as part of realized capital gains and losses.

    The Company occasionally purchases a financial instrument that contains a derivative that is "embedded" in the instrument. In addition, the Company's insurance products are reviewed to determine whether they contain an embedded derivative. The Company assesses whether the economic characteristics of the embedded derivative are clearly and closely related to the economic characteristics of the remaining component of the financial instrument or insurance product (i.e., the host contract) and whether a separate instrument with the same terms as the embedded instrument would meet the definition of a derivative instrument. When it is determined that the embedded derivative possesses economic characteristics that are not clearly and closely related to the economic characteristics of the host contract and that a separate instrument with the same terms would qualify as a derivative instrument, the embedded derivative is separated from the host contract and carried at fair value. However, in cases where the host contract is measured at fair value, with changes in fair value reported in current period earnings or the Company is unable to reliably identify and measure the embedded derivative for separation from its host contracts, the entire contract is carried on the balance sheet at fair value and is not designated as a hedging instrument.

    GUARANTEES

    In November 2002, the FASB issued Interpretation No. 45 ("FIN 45"), "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others," to clarify account and disclosure requirements relating to a guarantor's issuance of certain types of guarantees. FIN 45 requires entities to disclose additional information about certain guarantees, or groups of similar guarantees, even if the likelihood of the guarantor's having to make any payments under the guarantee is remote.

    The disclosure provisions are effective for financial statements for fiscal years ended after December 15, 2002. For certain guarantees, the interpretation also requires that guarantors recognize a liability equal to the fair value of the guarantee upon its issuance. This initial recognition and measurement provision is to be applied only on a prospective basis to guarantees issued or modified after December 31, 2002. The Company has performed an assessment of its guarantees and believes that all of its guarantees are excluded from the scope of this interpretation.

ING INSURANCE COMPANY OF AMERICA
(A WHOLLY-OWNED SUBSIDIARY OF ING LIFE INSURANCE AND ANNUITY COMPANY) NOTES TO FINANCIAL STATEMENTS (continued)

1.  SIGNIFICANT ACCOUNTING POLICIES (continued)
    FUTURE ACCOUNTING STANDARDS

    EMBEDDED DERIVATIVES

    The FASB issued FAS No. 133, "Accounting for Derivative Instruments and Hedging Activities" in 1998 and continues to issue guidance for implementation through its Derivative Implementation Group ("DIG"). DIG recently released a draft of FASB Statement 133 Implementation Issue B36, "Embedded Derivatives: Bifurcation of a Debt Instrument That Incorporates Both Interest Rate Risk and Credit Risk Exposures That are Unrelated or Only Partially Related to the Creditworthiness of the Issuer of That Instrument" ("DIG B36"). Under this interpretation, modified coinsurance and coinsurance with funds withheld reinsurance agreements as well as other types of receivables and payables where interest is determined by reference to a pool of fixed maturity assets or total return debt index may be determined to contain bifurcatable embedded derivatives. The required date of adoption of DIG B36 has not been determined. If the guidance is finalized in its current form, the Company has determined that certain of its existing investments or insurance products contain embedded derivatives that may require bifurcation. The Company has not yet completed its evaluation of the potential impact, if any, on its financial positions, results of operations, or cash flows.

    FASB INTERPRETATION NO. 46 CONSOLIDATION OF VARIABLE INTEREST ENTITIES

    In January 2003, FASB issued Interpretation No. 46 ("FIN 46"), "Consolidation of Variable Interest Entities" ("VIE"), an interpretation of Accounting Research Bulletin ("ARB"), No. 51. This Interpretation addresses consolidation by business enterprises of variable interest entities, which have one or both of the following characteristics: a) insufficient equity investment at risk, or b) insufficient control by equity investors. This guidance is effective for VIEs created after January 31, 2003 and for existing VIEs as of July 1, 2003. An entity with variable interests in VIEs created before February 1, 2003 shall apply the guidance no later than the beginning of the first interim or annual reporting period beginning after June 15, 2003.

    In conjunction with the issuance of this guidance, the Company conducted a review of its involvement with VIEs and does not believe it has any significant investments or ownership in VIEs.

    USE OF ESTIMATES

    The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from reported results using those estimates.

ING INSURANCE COMPANY OF AMERICA
(A WHOLLY-OWNED SUBSIDIARY OF ING LIFE INSURANCE AND ANNUITY COMPANY) NOTES TO FINANCIAL STATEMENTS (continued)

1.  SIGNIFICANT ACCOUNTING POLICIES (continued)
    RECLASSIFICATIONS

    Certain reclassifications have been made to prior year financial information to conform to the current year classifications.

    CASH AND CASH EQUIVALENTS

    Cash and cash equivalents include cash on hand, money market instruments and other debt issues with a maturity of 90 days or less when purchased.

    INVESTMENTS

    All of the Company's fixed maturity and equity securities are currently designated as available-for-sale. Available-for-sale securities are reported at fair value and unrealized gains and losses on these securities are included directly in shareholder's equity, after adjustment for related charges in deferred policy acquisition costs, value of business acquired, and deferred income taxes.

    The Company analyzes the general account investments to determine whether there has been an other than temporary decline in fair value below the amortized cost basis in accordance with FAS No. 115, "Accounting for Certain Investments in Debt and Equity Securities." Management considers the length of the time and the extent to which the market value has been less than cost; the financial condition and near-term prospects of the issuer; future economic conditions and market forecasts; and the Company's intent and ability to retain the investment in the issuer for a period of time sufficient to allow for recovery in market value. If it is probable that all amounts due according to the contractual terms of a debt security will not be collected, an other than temporary impairment is considered to have occurred.

    When a decline in fair value is determined to be other than temporary, the individual security is written down to fair value and the loss accounted for as a realized loss.

    Included in available-for-sale securities are investments that support experience-rated products. Experience-rated products are products where the customer, not the Company, assumes investment (including realized capital gains and losses) and other risks, subject to, among other things, minimum guarantees. Realized gains and losses on the sale of, as well as unrealized capital gains and losses on, investments supporting these products are reflected in other Policyholders' funds. Realized capital gains and losses on all other investments are reflected in the Company's results of operations. Unrealized capital gains and losses on all other investments are reflected in shareholder's equity, net of related income taxes.

    Purchases and sales of fixed maturities and equity securities (excluding private placements) are recorded on the trade date. Purchases and sales of private placements and mortgage loans are recorded on the closing date.

ING INSURANCE COMPANY OF AMERICA
(A WHOLLY-OWNED SUBSIDIARY OF ING LIFE INSURANCE AND ANNUITY COMPANY) NOTES TO FINANCIAL STATEMENTS (continued)

1.  SIGNIFICANT ACCOUNTING POLICIES (continued)
    Fair values for fixed maturity securities are obtained from independent pricing services or broker/ dealer quotations. Fair values for privately placed bonds are determined using a matrix-based model. The matrix-based model considers the level of risk-free interest rates, current corporate spreads, the credit quality of the issuer and cash flow characteristics of the security. The fair values for equity securities are based on quoted market prices. For equity securities not actively traded, estimated fair values are based upon values of issues of comparable yield and quality or conversion value where applicable.

    The Company engages in securities lending whereby certain securities from its portfolio are loaned to other institutions for short periods of time. Initial collateral, primarily cash, is required at a rate of 102% of the market value of the loaned domestic securities. The collateral is deposited by the borrower with a lending agent, and retained and invested by the lending agent according to the Company's guidelines to generate additional income. The market value of the loaned securities is monitored on a daily basis with additional collateral obtained or refunded as the market value of the loaned securities fluctuates.

    In September 2000, the FASB issued FAS No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities." In accordance with this new standard, general account securities on loan are reflected on the Balance Sheet as "Securities pledged to creditors", which includes the following:

                                                Gross       Gross
   December 31, 2001               Amortized  Unrealized  Unrealized  Fair
   (Millions)                        Cost       Gains       Losses    Value
   Total securities pledged to
     creditors                       $7.8        $ --        $ --     $7.8
   ========================================================================

    The Company had no securities pledged to creditors at December 31, 2002. Total securities pledged to creditors at December 31, 2001 consisted entirely of fixed maturity securities.

    The investment in affiliated mutual funds represents an investment in ING Investment Management ("IIM") managed mutual funds by the Company, and is carried at fair value.

    Mortgage loans on real estate are reported at amortized cost less impairment writedowns. If the value of any mortgage loan is determined to be impaired (i.e., when it is probable the Company will be unable to collect all amounts due according to the contractual terms of the loan agreement), the carrying value of the mortgage loan is reduced to the present value of expected cash flows from the loan, discounted at the loan's effective interest rate, or to the loan's observable market price, or the fair value of the underlying collateral. The carrying value of the impaired loans is reduced by establishing a permanent writedown charged to realized loss.

    Short-term investments, consisting primarily of money market instruments and other fixed maturity securities issues purchased with an original maturity of 91 days to one year, are considered available for sale and are carried at fair value, which approximates amortized cost.

ING INSURANCE COMPANY OF AMERICA
(A WHOLLY-OWNED SUBSIDIARY OF ING LIFE INSURANCE AND ANNUITY COMPANY) NOTES TO FINANCIAL STATEMENTS (continued)

1.  SIGNIFICANT ACCOUNTING POLICIES (continued)
    The Company's use of derivatives is limited to hedging purposes. The Company enters into interest rate and currency contracts, including swaps, caps, and floors to reduce and manage risks associated with changes in value, yield, price, cash flow or exchange rates of assets or liabilities held or intended to be held. Changes in the fair value of open derivative contracts are recorded in net realized capital gains and losses.

    On occasion, the Company sells call options written on underlying securities that are carried at fair value. Changes in fair value of these options are recorded in net realized capital gains or losses.

    DEFERRED POLICY ACQUISITION COSTS AND VALUE OF BUSINESS ACQUIRED

    Deferred Policy Acquisition Costs ("DAC") is an asset, which represents certain costs of acquiring certain insurance business, which are deferred and amortized. These costs, all of which vary with and are primarily related to the production of new and renewal business, consist principally of commissions, certain underwriting and contract issuance expenses, and certain agency expenses. VOBA is an asset, which represents the present value of estimated net cash flows embedded in the Company's contracts, which existed at the time the Company was acquired by ING. DAC and VOBA are evaluated for recoverability at each balance sheet date and these assets would be reduced to the extent that gross profits are inadequate to recover the asset.

    The amortization methodology varies by product type based upon two accounting standards: FAS No. 60, "Accounting and Reporting by Insurance Enterprises" ("FAS No. 60") and FAS No. 97, "Accounting and Reporting by Insurance Enterprises for Certain Long-Duration Contracts and Realized Gains and Losses from the sale of Investment" ("FAS No. 97").

    Under FAS No. 60, acquisition costs for traditional life insurance products, which primarily include whole life and term life insurance contracts, are amortized over the premium payment period in proportion to the premium revenue recognition.

    Under FAS No. 97, acquisition costs for universal life and investment-type products, which include universal life policies and fixed and variable deferred annuities, are amortized over the life of the blocks of policies (usually 25 years) in relation to the emergence of estimated gross profits from surrender charges, investment margins, mortality and expense margins, asset-based fee income, and actual realized gains (losses) on investments. Amortization is adjusted retrospectively when estimates of current or future gross profits to be realized from a group of products are revised.

    DAC and VOBA are written off to the extent that it is determined that future policy premiums and investment income or gross profits are not adequate to cover related expenses.

ING INSURANCE COMPANY OF AMERICA
(A WHOLLY-OWNED SUBSIDIARY OF ING LIFE INSURANCE AND ANNUITY COMPANY) NOTES TO FINANCIAL STATEMENTS (continued)

1.  SIGNIFICANT ACCOUNTING POLICIES (continued)
    Activity for the year-ended December 31, 2002 within VOBA was as follows:

   (Millions)
   Balance at December 31, 2001                        $46.5
   Adjustment for unrealized gain (loss)                (2.1)
   Additions                                             0.2
   Amortization                                        (10.4)
   ---------------------------------------------------------
   Balance at December 31, 2002                        $34.2
   =========================================================

    The estimated amount of VOBA to be amortized, net of interest, over the next five years is $6.7 million, $6.3 million, $5.1 million, $3.6 million and $2.5 million for the years 2003, 2004, 2005, 2006 and 2007, respectively. Actual amortization incurred during these years may vary as assumptions are modified to incorporate actual results.

    As part of the regular analysis of DAC/VOBA, at the end of third quarter 2002, the Company unlocked its assumptions by resetting its near-term and long-term assumptions for the separate account returns to 9% (gross before fund management fees and mortality and expense and other policy charges), reflecting a blended return of equity and other sub-accounts. This unlocking adjustment was primarily driven by the sustained downturn in the equity markets and revised expectations for future returns. In 2002, the Company recorded an acceleration of DAC/VOBA amortization totaling $3.5 million before tax, or $2.3 million, net of $1.2 million of federal income tax benefit.

    POLICY LIABILITIES AND ACCRUALS

    Future policy benefits include reserves for universal life, immediate annuities with life contingent payouts and traditional life insurance contracts. Reserves for universal life products are equal to cumulative deposits less withdrawals and charges plus credited interest thereon. Reserves for traditional life insurance contracts represent the present value of future benefits to be paid to or on behalf of policyholders and related expenses less the present value of future net premiums.

    Reserves for immediate annuities with life contingent payout contracts are computed on the basis of assumed investment yield, mortality, and expenses, including a margin for adverse deviations. Such assumptions generally vary by plan, year of issue and policy duration. Reserve interest rates range from 5.5% to 8.0% for all years presented. Investment yield is based on the Company's experience. Mortality and withdrawal rate assumptions are based on relevant Company experience and are periodically reviewed against both industry standards and experience.

    Other Policyholders' funds include reserves for deferred annuity investment contracts and immediate annuities without life contingent payouts. Reserves on such contracts are equal to cumulative deposits less charges and withdrawals plus credited interest thereon (rates range from 4.9% to 8.7% for all years presented) net of adjustments for investment experience that the Company is entitled to reflect in future credited interest. These reserves also include unrealized gains/losses related to FAS No. 115 for experience-rated contracts. Reserves on contracts subject to experience rating reflect the rights of contractholders, plan participants, and the Company.

ING INSURANCE COMPANY OF AMERICA
(A WHOLLY-OWNED SUBSIDIARY OF ING LIFE INSURANCE AND ANNUITY COMPANY) NOTES TO FINANCIAL STATEMENTS (continued)

1.  SIGNIFICANT ACCOUNTING POLICIES (continued)
    REVENUE RECOGNITION

    For certain annuity contracts, fee income for the cost of insurance, surrender expenses, and other fees are recorded as revenue as charges assessed against policyholders. Other amounts received for these contracts are reflected as deposits and are not recorded as revenue. Related policy benefits are recorded in relation to the associated premiums or gross profit so that profits are recognized over the expected lives of the contracts. When annuity payments with life contingencies begin under contracts that were initially investment contracts, the accumulated balance in the account is treated as a single premium for the purchase of an annuity and reflected as an offsetting amount in both premiums and current and future benefits in the Income Statement.

    SEPARATE ACCOUNT

    Separate Account assets and liabilities generally represent funds maintained to meet specific investment objectives of contractholders who bear the investment risk, subject, in some cases, to minimum guaranteed rates. Investment income and investment gains and losses generally accrue directly to such contractholders. The assets of each account are legally segregated and are not subject to claims that arise out of any other business of the Company.

    Separate Account assets supporting variable options under annuity contracts are invested, as designated by the contractholder or participant under a contract (who bears the investment risk subject, in limited cases, to minimum guaranteed rates) in shares of mutual funds which are managed by its affiliates, or other selected mutual funds not managed by the Company.

    Separate Account assets are carried at fair value. At December 31, 2002 and 2001, unrealized gains of $2.7 million and of $1.1 million, respectively, after taxes, on assets supporting a guaranteed interest option are reflected in shareholder's equity.

    Separate Account liabilities are carried at fair value, except for those relating to the guaranteed interest option. Reserves relating to the guaranteed interest option are maintained at fund value and reflect interest credited at rates ranging from 3.0% to 7.3% in 2002 and 3.0% to 14.0% in 2001.

    Separate Account assets and liabilities are shown as separate captions in the Balance Sheets. Deposits, investment income and net realized and unrealized capital gains and losses of the Separate Accounts are not reflected in the Financial Statements (with the exception of realized and unrealized capital gains and losses on the assets supporting the guaranteed interest option). The Statements of Cash Flows do not reflect investment activity of the Separate Accounts.

    INCOME TAXES

    The Company is taxed at regular corporate rates after adjusting income reported for financial statement purposes for certain items. Deferred income tax expenses/benefits result from changes, during the year in cumulative temporary differences between the tax basis and book basis of assets and liabilities.

ING INSURANCE COMPANY OF AMERICA
(A WHOLLY-OWNED SUBSIDIARY OF ING LIFE INSURANCE AND ANNUITY COMPANY) NOTES TO FINANCIAL STATEMENTS (continued)

2.  INVESTMENTS

    Fixed maturities available for sale as of December 31 were as follows:

                                                Gross       Gross
                                   Amortized  Unrealized  Unrealized    Fair
   2002 (Millions)                   Cost       Gains       Losses     Value
   U.S. government and government
     agencies and authorities       $ 27.9       $1.1        $ --      $ 29.0

   U.S. corporate securities:
       Public utilities                6.2        0.2         0.2         6.2
       Other corporate securities     58.8        5.2         0.1        63.9
   ---------------------------------------------------------------------------
     Total U.S. corporate
       securities                     65.0        5.4         0.3        70.1
   ---------------------------------------------------------------------------

   Mortgage-backed securities         22.0        1.3          --        23.3
   Other asset-backed securities       6.7        0.5          --         7.2
   ---------------------------------------------------------------------------
   Total fixed maturities,
     including fixed maturities
     pledged to creditors            121.6        8.3         0.3       129.6
   Less: Fixed maturities pledged
     to creditors                       --         --          --          --
   ---------------------------------------------------------------------------
     Fixed maturities               $121.6       $8.3        $0.3      $129.6
   ---------------------------------------------------------------------------

   U.S. government and government
     agencies and authorities       $ 13.5       $0.3        $ --      $ 13.8
   U.S. corporate securities:
       Public utilities                2.4        0.1          --         2.5
       Other corporate securities     83.0        2.6         0.1        85.5
   ---------------------------------------------------------------------------
   Total U.S. corporate
     securities                       85.4        2.7         0.1        88.0
   ---------------------------------------------------------------------------

   Mortgage-backed securities         13.9        0.6          --        14.5
   Other asset-backed securities      15.2        0.7          --        15.9
   ---------------------------------------------------------------------------
   Total fixed maturities,
     including fixed maturities
     pledged to creditors            128.0        4.3         0.1       132.2
   Less: Fixed maturities pledged
     to creditors                      7.8         --          --         7.8
   ---------------------------------------------------------------------------
   Fixed maturities                 $120.2       $4.3        $0.1      $124.4
   ===========================================================================

    At December 31, 2002 and 2001, net unrealized appreciation of $8.0 million and $4.2 million, respectively, on available-for-sale fixed maturities (including fixed maturities pledged to creditors in 2001) included $7.3 million and $3.9 million, respectively, related to experience-rated contracts, which were not reflected in shareholder's equity but in other policyholders' funds.

    The amortized cost and fair value of total fixed maturities for the year-ended December 31, 2002 are shown below by contractual maturity. Actual maturities may differ from contractual maturities because securities may be restructured, called, or prepaid.

                                             Amortized    Fair
   (Millions)                                  Cost       Value
   Due to mature:
     One year or less                        $     --   $      --
     After one year through five years           29.1        30.7
     After five years through ten years          46.0        48.5
     After ten years                             17.8        19.9
     Mortgage-backed securities                  22.0        23.3
     Other asset-backed securities                6.7         7.2
     Less: Fixed maturities securities
       pledged to creditor                         --          --
   --------------------------------------------------------------
     Fixed maturities                        $  121.6   $   129.6
   ==============================================================

    At December 31, 2002 and 2001, fixed maturities with fair values of $6.5 million and $5.8 million, respectively, were on deposit as required by regulatory authorities.

    The Company did not have investments in equity securities at December 31, 2002 or 2001.

3.  FINANCIAL INSTRUMENTS

    ESTIMATED FAIR VALUE

    The following disclosures are made in accordance with the requirements of FAS No. 107, "Disclosures about Fair Value of Financial Instruments." FAS No. 107 requires disclosure of fair value information about financial instruments, whether or not recognized in the balance sheet, for which it is practicable to estimate that value. In cases where quoted market prices are not available, fair values are based on estimates using present value or other valuation techniques. Those techniques are significantly affected by the assumptions used, including the discount rate and estimates of future cash flows. In that regard, the derived fair value estimates, in many cases, could not be realized in immediate settlement of the instrument.

    FAS No. 107 excludes certain financial instruments and all nonfinancial instruments from its disclosure requirements. Accordingly, the aggregate fair value amounts presented do not represent the underlying value of the Company.

    The following valuation methods and assumptions were used by the Company in estimating the fair value of the below financial instruments:

    FIXED MATURITIES: The fair values for the actively traded marketable bonds are determined based upon the quoted market prices. The fair values for marketable bonds without an active market are obtained through several commercial pricing services which provide the estimated fair values. Fair values of privately placed bonds are determined using a matrix-based pricing model. The model considers the current level of risk-free interest rates, current corporate spreads, the credit quality of the issuer and cash flow characteristics of the security. Using this data, the model generates estimated market values which the Company considers reflective of the fair value of each privately placed bond. Fair values for privately placed bonds are determined through consideration of factors such as the net worth of the borrower, the value of collateral, the capital structure of the borrower, the presence of guarantees and the Company's evaluation of the borrower's ability to compete in their relevant market.

    CASH AND CASH EQUIVALENTS: The carrying amounts for these assets approximate the assets' fair value.

    INVESTMENT CONTRACT LIABILITIES (INCLUDED IN OTHER POLICYHOLDERS' FUNDS):

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

    The carrying values and estimated fair values of the Company's investment contract liabilities at December 31, 2002 and 2001 were as follows:

                                         2002              2001
                                   ----------------  ----------------
                                   Carrying   Fair   Carrying   Fair
   (Millions)                       Value    Value    Value    Value
   Assets:
     Fixed maturities               $129.6   $129.6   $124.4   $124.4
     Cash and cash equivalents         5.2      5.2     (0.6)    (0.6)
   Investment contract
     liabilities:
     With a fixed maturity            (1.4)    (1.4)    (1.6)    (1.7)
     Without a fixed maturity        (12.6)   (12.6)   (94.0)   (92.2)
   ------------------------------------------------------------------

    Fair value estimates are made at a specific point in time, based on available market information and judgments about various financial instruments, such as estimates of timing and amounts of future cash flows. Such estimates do not reflect any premium or discount that could result from offering for sale at one time the Company's entire holdings of a particular financial instrument, nor do they consider the tax impact of the realization of unrealized gains or losses. In many cases, the fair value estimates cannot be substantiated by comparison to independent markets, nor can the disclosed value be realized in immediate settlement of the instruments. In evaluating the Company's management of interest rate, price and liquidity risks, the fair values of all assets and liabilities should be taken into consideration, not only those presented above.

4.  NET INVESTMENT INCOME

    Sources of net investment income were as follows:

                                                                                      Preacquisition
                                                                                      --------------
                                                                           One            Eleven
                                     Year ended       Year ended       month ended     months ended
                                    December 31,     December 31,     December 31,     November 30,
   (Millions)                           2002             2001             2000             2000
   Fixed maturities                     $7.9             $ 8.9            $0.8             $ 8.3
   Nonredeemable preferred stock          --                --              --               0.1
   Cash equivalents                      0.1               0.5             0.1               0.9
   Short-term investments                 --                --              --               0.1
   Other                                  --               1.0             0.1               0.9
   -------------------------------------------------------------------------------------------------
   Gross investment income               8.0              10.4             1.0              10.3
   Less: investment expenses             1.3               0.5              --               0.1
   -------------------------------------------------------------------------------------------------
   Net investment income                $6.7             $ 9.9            $1.0             $10.2
   =================================================================================================

    Net investment income includes amounts allocable to experience rated contractholders of $2.8 million for the year ended December 31, 2002, $7.3 million for the year ended December 31, 2001, and $0.7 million and $8.2 million for the one and eleven month periods ended December 31, 2000 and November 30, 2000, respectively. Interest credited to contractholders is included in current and future benefits.

5.  DIVIDEND RESTRICTIONS AND SHAREHOLDER'S EQUITY

    In conjunction with the sale of Aetna, Inc. to ING AIH, the Company was restricted from paying any dividends to its parent for a two year period from the date of sale without prior approval by the Insurance Commissioner of the State of Connecticut. This restriction expired on December 13, 2002. The Company did not pay dividends to its parent in 2002 or 2001.

    The Insurance Departments of the State of Florida and the State of Connecticut (the "Department") recognize as net income and capital and surplus those amounts determined in conformity with statutory accounting practices prescribed or permitted by the Department, which differ in certain respects from generally accepted accounting principles accepted in the United States of America. Statutory net income was $2.5 million, $1.1 million and $5.7 million for the years ended December 31, 2002, 2001, and 2000, respectively. Statutory capital and surplus was $63.7 million and $59.7 million as of December 31, 2002 and 2001, respectively.

    As of December 31, 2002, the Company does not utilize any statutory accounting practices, which are not prescribed by state regulatory authorities that, individually or in the aggregate, materially affect statutory capital and surplus.

    For 2001, the Company was required to implement statutory accounting changes ("Codification") ratified by the National Association of Insurance Commissioners ("NAIC") and state insurance departments. The cumulative effect of Codification to the Company's statutory surplus as of December 31, 2001 was an increase of $1.3 million.

6.  CAPITAL GAINS AND LOSSES ON INVESTMENT OPERATIONS

    Realized capital gains or losses are the difference between the carrying value and sale proceeds of specific investments sold.

    Net realized capital gains (losses) of ($1.7) million, $1.3 million and $(1.1) million for the years ended December 31, 2002 and 2001, and eleven months ended November 30, 2000, respectively, allocable to experience rated contracts, were deducted from net realized capital gains (losses) and an offsetting amount was reflected in Other policyholders' funds. Net unamortized gains (losses) allocable to experienced rated contractholders were $0.1 million, $(1.1) million, and $(1.9) million at December 31, 2002 and 2001, and the eleven months ended November 30, 2000, respectively. There were no net realized gains (losses) and net unamortized gains (losses) and net unamortized gains (losses) allocable to experience rated contractholders for the one month ended December 31, 2000.

    Proceeds from the sale of total fixed maturities and the related gross gains and losses (excluding those related to experience-related contractholders) were as follows:

                                                                                      Preacquisition
                                                                                      --------------
                                                                           One            Eleven
                                     Year ended       Year ended       month ended     months ended
                                    December 31,     December 31,     December 31,     November 30,
   (Millions)                           2002             2001             2000             2000
   Proceeds on sales                   $124.0            $67.6         $       --         $148.3
   Gross gains                            0.6              0.9                 --            0.2
   Gross losses                           3.0               --                 --            1.0
   -------------------------------------------------------------------------------------------------

    Changes in shareholder's equity related to changes in accumulated other comprehensive income (unrealized capital gains and losses on securities including securities pledged to creditors and excluding those related to experience-rated contractholders) were as follows:

                                                                                      Preacquisition
                                                                                      --------------
                                                                           One            Eleven
                                     Year ended       Year ended       month ended     months ended
                                    December 31,     December 31,     December 31,     November 30,
   (Millions)                           2002             2001             2000             2000
   Fixed maturities                     $0.4             $ --             $0.1             $0.2
   Equity securities                      --              0.1               --               --
   Other                                 0.4              1.6              0.7              1.8
   -------------------------------------------------------------------------------------------------
       Subtotal                          0.8              1.7              0.8              2.0
   Less: Increase in deferred
     income taxes                        0.3              0.6              0.3              0.7
   -------------------------------------------------------------------------------------------------
   Net changes in accumulated
     other comprehensive income         $0.5             $1.1             $0.5             $1.3
   =================================================================================================

    Net unrealized capital gains (losses) allocable to experience-rated contracts of $7.3 million and $3.9 million at December 31, 2002 and 2001, respectively, are reflected on the Balance Sheets in other policyholders' funds and are not included in shareholder's equity. Shareholder's equity included the following accumulated other comprehensive income (loss), which is net of amounts allocable to experience-rated contractholders:

                                                                                       Preacquistion
                                                                                      ---------------
                                        As of            As of            As of            As of
                                    December 31,     December 31,     December 31,     November 30,
   (Millions)                           2002             2001             2000             2000
   Net unrealized capital gains
     (losses):
   Fixed maturities                     $0.7             $0.3             $ 0.3            $ 0.2
   Equity securities                      --               --              (0.1)            (0.1)
   Other                                 2.1              1.7               0.1             (0.6)
   --------------------------------------------------------------------------------------------------
                                         2.8              2.0               0.3             (0.5)
   Less: Deferred income taxes           1.0              0.7               0.1             (0.2)
   --------------------------------------------------------------------------------------------------
   Net accumulated other
     comprehensive income               $1.8             $1.3             $ 0.2            $(0.3)
   ==================================================================================================

    Changes in accumulated other comprehensive income related to changes in unrealized gains (losses) on securities, including securities pledged to creditors (excluding those related to experience-rated contractholders) were as follows:

                                                                                      Preacquisition
                                                                                      --------------
                                                                           One            Eleven
                                     Year ended       Year ended       month ended     months ended
                                    December 31,     December 31,     December 31,     November 30,
   (Millions)                           2002             2001             2000             2000
   Unrealized holding gains
     (losses) arising the year
     (1)                                $0.8             $1.7             $ 0.3            $ 0.9
   Less: reclassification
     adjustment for gains
     (losses) and other items
     included in net income (2)          0.3              0.6              (0.2)            (0.4)
   -------------------------------------------------------------------------------------------------
   Net unrealized gains (losses)
     on securities                      $0.5             $1.1             $ 0.5            $ 1.3
   =================================================================================================

   (1) Pretax unrealized holding gains (losses) arising during the year were $1.2 million, $2.6 million, $0.5 million and $1.3 million for the years ended December 31, 2002 and 2001, the one month ended
        December 31, 2000 and the eleven months ended November 31, 2000, respectively.
   (2) Pretax reclassification adjustments for gains (losses) and other items included in net income were $0.5 million, $0.9 million, $(0.3) and $(0.7) million for the years ended December 31, 2002 and 2001, the one month ended December 31, 2000 and the eleven months ended
        November 31, 2000, respectively.

7.  INCOME TAXES

    The Company is a subsidiary in the ILIAC consolidated federal income tax return. The Company files a consolidated federal income tax return with the ILIAC consolidated group. The Company has a tax allocation agreement with ILIAC whereby the Company is charged by its parent for taxes it would have incurred were it not a member of the consolidated group and is credited for losses at the statutory tax rate.

    Income taxes from continuing operations consist of the following:

                                                                                      Preacquisition
                                                                                      --------------
                                                                           One            Eleven
                                     Year ended       Year ended       month ended     months ended
                                    December 31,     December 31,     December 31,     November 30,
   (Millions)                           2002             2001             2000             2000
   Current taxes (benefits):
     Federal                            $(1.4)           $1.6             $(0.4)           $ 0.6
     State                                0.2              --                --               --
     Net realized capital gains
       (losses)                           0.5             0.2                --             (0.4)
   -------------------------------------------------------------------------------------------------
   Total current taxes (benefits)        (0.7)            1.8              (0.4)             0.2
   -------------------------------------------------------------------------------------------------
   Deferred taxes (benefits):
     Federal                              0.1             1.8               0.7              2.3
     Net realized capital gains
       (losses)                          (1.4)            0.1                --              0.1
   -------------------------------------------------------------------------------------------------
   Total deferred taxes
     (benefits)                          (1.3)            1.9               0.7              2.4
   -------------------------------------------------------------------------------------------------
       Total                            $(2.0)           $3.7             $ 0.3            $ 2.6
   =================================================================================================

    Income taxes were different from the amount computed by applying the federal income tax rate to income from continuing operations before income taxes for the following reasons:

                                                                                      Preacquisition
                                                                                      --------------
                                                                           One            Eleven
                                     Year ended       Year ended       month ended     months ended
                                    December 31,     December 31,     December 31,     November 30,
   (Millions)                           2002             2001             2000             2000
   Income (loss) from continuing
     operations before income
     taxes                              $(5.3)           $ 8.6            $0.9             $10.4
   Tax rate                               35%              35%             35%               35%
   -------------------------------------------------------------------------------------------------
   Application of the tax rate           (1.9)             3.0             0.3               3.6
   Tax effect of:
     State income tax, net of
       federal benefit                    0.1               --              --                --
     Excludable dividends                (0.3)            (0.2)             --              (1.0)
     Goodwill amortization                 --              0.9              --                --
     Other, net                           0.1               --              --                --
   -------------------------------------------------------------------------------------------------
       Income taxes                     $(2.0)           $ 3.7            $0.3             $ 2.6
   =================================================================================================

    The tax effects of temporary differences that give rise to deferred tax assets and deferred tax liabilities at December 31 are presented below:

   (Millions)                                2002   2001
   Deferred tax assets:
     Insurance reserves                      $ 5.4  $ 7.1
     Deferred policy acquisition costs         1.9    2.5
     Unrealized gains allocable to
       experience-rated contracts              2.5    1.4
     Guaranty fund assessments                 0.1    0.1
     Other                                     0.1     --
   ------------------------------------------------------
   Total gross assets                         10.0   11.1
   ------------------------------------------------------

   Deferred tax liabilities:
     Value of business acquired               12.7   16.3
     Net unrealized capital gains              3.5    2.1
     Other                                     0.1    0.1
   ------------------------------------------------------
   Total gross liabilities                    16.3   18.5
   ------------------------------------------------------
   Net deferred tax liability                $ 6.3  $ 7.4
   ======================================================

    Net unrealized capital gains and losses are presented in shareholder's equity net of deferred taxes.

    The Internal Revenue Service (the "Service") has completed examinations of the federal income tax returns of the Company through 1997. Discussions are being held with the Service with respect to proposed adjustments. Management believes there are adequate defenses against, or sufficient reserves to provide for, any such adjustments. The Service has commenced its examinations for the years 1998 through 2000.

8.  BENEFIT PLANS

    The Company utilizes the employees of ING and its affiliates, primarily ILIAC. The benefit plan charges allocated to the Company were not significant for the years ended December 31, 2001, one month ended December 31, 2000 or eleven months ended November 30, 2000.

    As of December 31, 2001, the qualified defined benefit pension plan offered by ILIAC ("Transition Pension Plan") to its employees was merged into the ING Americas Retirement Plan. Accordingly, ILIAC transferred the net plan assets of the Transition Pension Plan to ING North America Insurance Corporation, the new plan sponsor, and recorded this transfer as a reduction of paid-in-capital. There were no pension benefit charges allocated to the Company from the ING Americas Retirement Plan for 2002.

    During 2002, liabilities totaling $0.3 million were allocated to the Company related to a Supplemental Excess Retirement Plan ("SERP") that covers certain employees of ING Life Insurance Company of America and Aeltus, affiliates of the Company.

9.  RELATED PARTY TRANSACTIONS

    RECIPROCAL LOAN AGREEMENT

    The Company maintains a revolving loan agreement with ING AIH, a Delaware corporation and affiliate, to facilitate the handling of unusual and/or unanticipated short-term cash requirements. Under this agreement, which became effective in June 2001 and expires on April 1, 2011, IICA can borrow up to 0.5% of its statutory admitted assets as of the prior December 31 from ING AIH. Interest on any IICA borrowings is charged at the rate of ING AIH's cost of funds for the interest period plus 0.15%. Under this agreement, IICA incurred an immaterial amount of interest expense for the years ended December 31, 2002 and 2001. At December 31, 2002 and 2001, IICA did not have any outstanding borrowings from ING AIH under this agreement.

    CAPITAL TRANSACTIONS

    The Company did not receive capital contributions in 2002, 2001 or 2000.

10. COMMITMENTS AND CONTINGENT LIABILITIES

    LEASES

    The Company occupies space that is leased by ILIAC or other affiliates. Expenses associated with these offices are allocated on a direct and indirect basis to the Company.

    COMMITMENTS

    At December 31, 2002 and 2001, the Company had no commitments or contingent liabilities.

    LITIGATION

    The Company is a party to threatened or pending lawsuits arising from the normal conduct of business. Due to the climate in insurance and business litigation, suits against the Company sometimes include claims for substantial compensatory, consequential or punitive damages and other types of relief. Moreover, certain claims are asserted as class actions, purporting to represent a group of similarly situated individuals. While it is not possible to forecast the outcome of such lawsuits, in light of existing insurance, reinsurance and established reserves, it is the opinion of management that the disposition of such lawsuits will not have a materially adverse effect on the Company's operations or financial position.

    QUARTERLY DATA (UNAUDITED)

2002 (Millions)                 First  Second  Third  Fourth
Total Revenue                   $4.8   $ 3.7   $3.2   $   1.1
-------------------------------------------------------------
Income (loss) from continuing
  operations before income
  taxes                          0.5    (1.4)  (3.4)     (1.0)
Less: Income tax expense
  (benefit)                      0.1    (0.5)  (1.2)     (0.4)
-------------------------------------------------------------
Income (loss) from continuing
  operations                     0.4    (0.9)  (2.2)     (0.6)
-------------------------------------------------------------
Cumulative effect of change in
  accounting principle            --      --     --    (101.8)
-------------------------------------------------------------
Net income (loss)               $0.4   $(0.9)  $(2.2) $(102.4)
-------------------------------------------------------------

2001 (Millions)                 First  Second  Third  Fourth
Total Revenue                   $6.7   $ 6.8   $5.5   $   6.4
-------------------------------------------------------------
Income from continuing
  operations before income
  taxes                          1.5     2.2    0.7       4.2
Less: Income tax expense         0.8     0.9    0.1       1.9
-------------------------------------------------------------
Net income                      $0.7   $ 1.3   $0.6   $   2.3
-------------------------------------------------------------

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

          None.

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

          Omitted pursuant to General Instruction I(2) of Form 10-K.

ITEM 11.  EXECUTIVE COMPENSATION

          Omitted pursuant to General Instruction I(2) of Form 10-K.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

          Omitted pursuant to General Instruction I(2) of Form 10-K.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

          Omitted pursuant to General Instruction I(2) of Form 10-K.

ITEM 14.  CONTROLS AND PROCEDURES

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

                                    PART IV

ITEM 15.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a)  The following documents are filed as part of this report:

     1.  Financial statements. See Item 8 on Page 14.
     2. Financial statement schedules. See Index to Financial Statement Schedules on Page 44.

EXHIBITS

     3.(i) Articles of Incorporation as restated January 1, 2002. Incorporated by reference to the ING Insurance Company of America Annual Report on Form 10-K for the year ending December 31, 2002 (File No. 33-81010), as filed on March 28, 2002.

ITEM 15.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM
          8-K (continued)
     (ii) By-Laws, as amended and restated January 1, 2002. Incorporated by reference to the ING Insurance Company of America Annual Report on Form 10-K for the year ending December 31, 2002 (File No. 33-81010), as filed on March 28, 2002.

     4.(a) Instruments Defining the Rights of Security Holders, Including Indentures (Annuity Contracts)

              Incorporated herein by reference to Registration Statement on Form N-4, File No. 33-80750, as amended and filed on April 23, 1997.

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

     10. Material Contracts (Management contracts / compensatory plans or arrangements)

     10.(a) Amended and Restated Asset Purchase Agreement by and among ING Life Insurance Company, ING Life Insurance and Annuity Company, The Lincoln National Life Insurance Company and Lincoln Life & Annuity Company of New York, dated May 21, 1998, incorporated herein by reference to ING Life Insurance and Annuity Company's Form 10-Q filed on August 8, 1998.

     10.(b) Distribution Agreement, dated as of December 13, 2000, between Lion Connecticut Holdings Inc. and Aetna Inc., incorporated by reference to ILIAC's Form 10-K filed on March 30, 2001.

     10.(c) Employee Benefits Agreement, dated as of December 13, 2000, between Lion Connecticut Holdings Inc. and Aetna Inc., incorporated by reference to ILIAC's Form 10-K filed on March 30, 2001.

ITEM 15.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM
          8-K (continued)
     10.(d) Tax Sharing Agreement, dated as of December 13, 2000, among Lion Connecticut Holdings Inc., Aetna Inc. and ING America Insurance Holdings, Inc., incorporated by reference to ILIAC's Form 10-K filed on March 30, 2001.

     10.(e) Transition Services Agreement, dated as of December 13, 2000, between Lion Connecticut Holdings Inc. and Aetna Inc., incorporated by reference to ILIAC's Form 10-K filed on March 30, 2001.

     10.(f) Lease Agreement, dated as of December 13, 2000, by and between ING Life Insurance Company and ING Life Insurance and Annuity Company, incorporated by reference to ILIAC's Form 10-K filed on March 30, 2001.

     10.(g) Real Estate Services Agreement, dated as of December 13, 2000, between Aetna Inc. and ING Life Insurance and Annuity Company, incorporated by reference to ILIAC's Form 10-K filed on March 30, 2001.

     10.(h) 10 State House Square Services Agreement, dated as of December 13, 2000, between Aetna Inc. and Lion Connecticut Holdings Inc., incorporated by reference to ILIAC's Form 10-K filed on March 30, 2001.

              Exhibits other than these listed are omitted because they are not required or not applicable.

(b)  Reports on Form 8-K.

    None.

                     INDEX TO FINANCIAL STATEMENT SCHEDULES

                                                                            Page
                                                                            ----

Report of Independent Auditor.............................................    47

1.  Summary of Investments as of December 31, 2002........................    48

Schedules other than those listed above are omitted because they are not required or not applicable.

                         REPORT OF INDEPENDENT AUDITORS

The Board of Directors
ING Insurance Company of America

We have audited the financial statements of ING Insurance Company of America as of December 31, 2002 and 2001, and for each of the years then ended, and have issued our report thereon dated March 21, 2003. Our audits also included the financial statement schedules listed in Item 15. These schedules are the responsibility of the Company's management. Our responsibility is to express an opinion based on our audits.

In our opinion, the financial statement schedules referred to above, when considered in relation to the basic financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.

                                                /s/ Ernst & Young LLP

Atlanta, Georgia
March 21, 2003

                                   SCHEDULE I
                             Summary of Investments
                            As of December 31, 2002
                                   (Millions)

                                                        Amount
                                                       shown on
        Type of Investment            Cost   Value*  Balance Sheet
        ------------------           ------  ------  -------------
Fixed maturities:
  U.S. government and government
    agencies and authorities         $ 27.9  $29.0      $ 29.0
  U.S. corporate securities            65.0   70.1        70.1
  Mortgage-backed securities           22.0   23.3        23.3
  Other asset-backed securities         6.7    7.2         7.2
                                     ------  ------     ------
    Total investments                $121.6  $129.6     $129.6
                                     ======  ======     ======

  *  See Notes 2 and 3 of Notes to Financial Statements.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                             ING INSURANCE COMPANY OF AMERICA
                                               (Registrant)

March 24, 2003                                      By  /s/ Cheryl L. Price
-------------------                                     -----------------------
        (Date)                                          Cheryl L. Price
                                                        Vice President, Chief Financial Officer and
                                                          Chief Accounting Officer
                                                          (Duly Authorized Officer and Principal
                                                          Financial Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on or before March 27, 2003.

                    SIGNATURES                                            TITLE
/s/ Cheryl L. Price
----------------------------------------------
Cheryl L. Price                                     Vice President, Chief Financial Officer
                                                      and Chief Accounting Officer

/s/ Keith Gubbay
----------------------------------------------
Keith Gubbay                                        Director and President

/s/ Thomas J. McInerney
----------------------------------------------
Thomas J. McInerney                                 Director

/s/ P. Randall Lowery
----------------------------------------------
P. Randall Lowery                                   Director

/s/ Mark A. Tullis
----------------------------------------------
Mark A. Tullis                                      Director

                                 CERTIFICATION

I, Cheryl L. Price, certify that:

1. I have reviewed this annual report on Form 10-K of ING Insurance Company of America;
2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;
3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;
4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

    (a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;
    (b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and
    (c) presented in this annual report our conclusion about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

    (a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and
    (b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies, defenses and material weaknesses.

Date: March 24, 2003

By /s/ Cheryl L. Price
--------------------------------------------------
Cheryl L. Price
Vice President, Chief Accounting Officer and Chief
Financial Officer
(Duly Authorized Officer and Principal Accounting
Officer)

                                 CERTIFICATION

I, Keith Gubbay, certify that:

1. I have reviewed this annual report on Form 10-K of ING Insurance Company of America;
2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;
3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;
4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

    (a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;
    (b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and
    (c) presented in this annual report our conclusion about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

    (a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and
    (b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies, defenses and material weaknesses.

Date March 24, 2003

By /s/ Keith Gubbay
--------------------------------------------------
Keith Gubbay
President
(Duly Authorized Officer and Principal Officer)

                                 CERTIFICATION

Pursuant to 18 U.S.C. Section 1350, the undersigned officer of ING Insurance Company of America (the "Company") hereby certifies that, to the officer's knowledge, the Company's Annual Report on Form 10-K for the year ended December 31, 2002 (the "Report") fully complies with the requirements of
Section 13 or 15(d), as applicable, of the Securities Exchange Act of 1934 and that the information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

March 24, 2003                                      By /s/ Cheryl L. Price
----------------------------------------            -------------------------------------------------
(Date)                                              Cheryl L. Price
                                                    Vice President, Chief Financial Officer and
                                                    Chief Accounting Officer

The foregoing certification is being furnished solely pursuant to 18 U.S.C.
Section 1350 and is not being filed as part of the Report or as a separate disclosure document.

                                 CERTIFICATION

Pursuant to 18 U.S.C. Section 1350, the undersigned officer of ING Insurance Company of America (the "Company") hereby certifies that, to the officer's knowledge, the Company's Annual Report on Form 10-K for the year ended December 31, 2002 (the "Report") fully complies with the requirements of
Section 13 or 15(d), as applicable, of the Securities Exchange Act of 1934 and that the information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

March 24, 2003                                      By /s/ Keith Gubbay
----------------------------------------            -------------------------------------------------
(Date)                                              Keith Gubbay
                                                    President

The foregoing certification is being furnished solely pursuant to 18 U.S.C.
Section 1350 and is not being filed as part of the Report or as a separate disclosure document.