Form 10-Q
period 2003-03-31
ING INSURANCE CO  OF AMERICA
filed 2003-05-13
CIK 925988

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    ---------

                                    FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

      For the quarterly period ended March 31, 2003
                                     --------------

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

      For the transition period from ___________________ to

Commission file number:    333-49581, 033-63657
                           --------------------

                        ING INSURANCE COMPANY OF AMERICA
-------------------------------------------------------------------------------
               (Exact name of registrant as specified in its charter)

Florida                                                              06-1286272
-------------------------------------------------------------------------------
(State or other jurisdiction of incorporation or organization) (IRS employer identification no.)

Corporate Center One, 2202 North Westshore Boulevard,
#350, Tampa, Florida                                                      33607
-------------------------------------------------------------------------------
(Address of principal executive offices)                             (Zip code)

Registrant's telephone number, including area code  (813) 281-3773
                                                   ---------------

-------------------------------------------------------------------------------
Former name, former address and formal fiscal year, if changed since last report

Indicate by check [check] whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes [X]     No [ ]


                      APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 25,500 shares of Common Stock as of May 12, 2003, all of which were directly owned by ING Life Insurance and Annuity Company.

NOTE: WHEREAS ING INSURANCE COMPANY OF AMERICA MEETS THE CONDITIONS SET FORTH IN GENERAL INSTRUCTION H(1)(a) AND (b) OF FORM 10Q, THIS FORM IS BEING FILED WITH THE REDUCED DISCLOSURE FORMAT PURSUANT TO GENERAL INSTRUCTION H(2).

                        ING INSURANCE COMPANY OF  AMERICA
       (A wholly-owned subsidiary of ING Life  Insurance and Annuity Company)
                    Form 10-Q for period ended March 31, 2003

                                      INDEX

                                                                           PAGE
                                                                           ----
PART I.        FINANCIAL INFORMATION  (Unaudited)
   Item 1.     Financial Statements:
                  Condensed Statements of Income                              3
                  Condensed Balance Sheets                                    4
                  Condensed Statements of Changes in Shareholder's Equity     5
                  Condensed Statements of Cash Flows ...                      6
                  Notes to Condensed Financial Statements                     7

   Item 2.     Management's Narrative Analysis of the Results of
                Operations and Financial Condition                           10

   Item 4.     Controls and procedures                                       16

PART II.       OTHER INFORMATION

   Item 1.     Legal Proceedings                                             17

   Item 6.     Exhibits and Reports on Form 8-K                              17

Signatures                                                                   18
Certifications                                                               19

PART I.   FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                        ING INSURANCE COMPANY OF AMERICA
        (A wholly-owned subsidiary of ING Life Insurance and Annuity Company)

                         CONDENSED STATEMENTS OF INCOME
                                   (Unaudited)
                                   (Millions)

                                                                          THREE MONTHS ENDED MARCH 31,
                                                                              2003           2002
                                                                            ---------      --------
Revenues:
   Fee income                                                                 $1.9           $3.0
   Net investment income                                                       2.5            1.9
   Net realized capital gains (losses)                                         0.3           (0.1)
                                                                            ---------      --------
Total revenue                                                                  4.7            4.8
                                                                            ---------      --------

Benefits, losses and expenses:
   Benefits:
     Interest credited and other benefits to policyholders                     1.8            0.9
   Underwriting, acquisition, and insurance expenses:
     General expenses                                                          0.5            0.4
     Commissions                                                               0.4            0.5
     Policy acquisition costs deferred                                        (0.1)          (0.2)
   Amortization of deferred policy acquisition costs and value of business
     acquired                                                                  1.9            2.7
                                                                            ---------      --------
Total benefits, losses and expenses                                            4.5            4.3
                                                                            ---------      --------
Income before income taxes                                                     0.2            0.5
Income tax expense                                                             -              0.1
                                                                            ---------      --------
Net income                                                                    $0.2           $0.4
                                                                            =========      ========

                  See Notes to Condensed Financial Statements.

                        ING INSURANCE COMPANY OF AMERICA
       (A wholly-owned subsidiary of ING Life Insurance and Annuity Company)

                            CONDENSED BALANCE SHEETS
                         (Millions, except share data)

                                                                           MARCH 31, 2003    DECEMBER 31,
                                                                             (UNAUDITED)        2002
                                                                           ---------------   ------------
Assets
Investments:
     Fixed  maturities,  available for sale, at fair value (amortized cost
        of $91.7 at 2003 and $121.6 at 2002)                                    $ 99.6          $129.6
     Securities pledged to creditors (amortized cost of $14.2 at 2003)            14.4             -
                                                                               ---------      ----------
Total investments                                                                114.0           129.6

Cash and cash equivalents                                                         20.9             5.2
Short term investments under securities loan agreement                            14.9             -
Accrued investment income                                                          1.2             1.5
Deferred policy acquisition costs                                                  1.0             1.2
Value of business acquired                                                        31.8            34.2
Other assets                                                                      19.0            14.5
Assets held in separate accounts                                                 587.7           622.0
                                                                               ---------      ----------
Total assets                                                                    $790.5          $808.2
                                                                               =========      ==========

Liabilities and Shareholder's Equity
Policy liabilities and accruals:
Other policyholder's funds                                                      $ 91.1          $ 91.1
Payables under securities loan agreement                                          14.9             -
Current income taxes                                                               1.4             2.1
Deferred income taxes                                                              7.1             6.3
Other liabilities                                                                  1.3             0.8
Liabilities related to separate accounts                                         587.7           622.0
                                                                               ---------      ----------
Total liabilities                                                                703.5           722.3
                                                                               ---------      ----------
Shareholder's equity:
     Common stock (35,000 shares authorized; 25,500 issued and
       outstanding; $100 per share par value)                                      2.5             2.5
     Additional paid-in capital                                                  181.1           181.2
     Accumulated other comprehensive income                                        2.8             1.8
     Retained deficit                                                            (99.4)          (99.6)
                                                                               ---------      ----------
Total shareholder's equity                                                        87.0            85.9
                                                                               ---------      ----------
Total liabilities and shareholder's equity                                      $790.5          $808.2
                                                                               =========      ==========

                          See Notes to Condensed Financial Statements.

                         ING INSURANCE COMPANY OF  AMERICA
       (A wholly-owned subsidiary of ING Life Insurance and Annuity Company)

             CONDENSED STATEMENTS OF CHANGES IN SHAREHOLDER'S EQUITY
                                   (Unaudited)
                                   (Millions)

                                                                          THREE MONTHS ENDED MARCH 31,
                                                                               2003          2002
                                                                            ---------     ----------
Shareholder's equity, beginning of period                                     $85.9         $190.2
Comprehensive income (loss):
     Net income                                                                 0.2            0.4
     Other comprehensive income (loss) net of tax: Unrealized gain
       (loss) on securities ($1.6 and $(2.0), pretax year to date)              1.0           (1.2)
                                                                            ---------     ----------
Total comprehensive income (loss)                                               1.2           (0.8)
Other                                                                          (0.1)           -
                                                                            ---------     ----------
Shareholder's equity, end of period                                           $87.0         $189.4
                                                                            =========     ==========

                   See Notes to Condensed Financial Statements

                        ING INSURANCE COMPANY OF  AMERICA
         (A wholly-owned subsidiary of ING Life Insurance and Annuity Company)

                       CONDENSED STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                                   (Millions)

                                                                           THREE MONTHS ENDED MARCH 31,
                                                                               2003            2002
                                                                             -------         --------
Net cash provided by operating activities                                     $ 5.4           $  2.2

Cash Flows from Investing Activities:
     Proceeds from the sale of:
         Fixed maturities available for sale                                   25.6             17.1
     Investment maturities and collections of:
         Fixed maturities available for sale                                    3.8              3.6
     Acquisition of investments:
         Fixed maturities available for sale                                  (13.2)           (11.3)
         Short-term investments                                                 -               (1.0)
                                                                             -------         --------
Net cash provided by investing activities                                      16.2              8.4

Cash Flows from Financing Activities:
     Deposits and interest credited for investment contracts                    0.1              1.6
     Maturities and withdrawals from insurance and investment contracts        (2.2)            (7.4)
     Other, net                                                                (3.8)            (1.2)
                                                                             -------         --------
Net cash used for financing activities                                         (5.9)            (7.0)
                                                                             -------         --------

Net increase in cash and cash equivalents                                      15.7              3.6
Cash and cash equivalents, beginning of period                                  5.2              -
                                                                             -------         --------
Cash and cash equivalents, end of period                                      $20.9           $  3.6
                                                                             =======         ========

                  See Notes to Condensed Financial Statements.

ING INSURANCE COMPANY OF AMERICA
(A wholly-owned subsidiary of ING Life Insurance and Annuity Company) Notes to Condensed Financial Statements (Unaudited)

1. BASIS OF PRESENTATION

ING Insurance Company of America ("IICA", or the "Company"), is a provider of financial products and services in the United States. The Company is a wholly-owned subsidiary of ING Life Insurance and Annuity Company ("ILIAC"). ILIAC is a wholly-owned subsidiary of Lion Connecticut Holdings, Inc. ("Lion Connecticut"). Lion Connecticut's ultimate parent is ING Groep N.V. ("ING"), a financial services company based in The Netherlands.

The condensed financial statements and notes as of March 31, 2003 and December 31, 2002 and for the three month periods ended March 31, 2003 and 2002 ("interim periods") have been prepared in accordance with accounting principles generally accepted in the United States of America and are unaudited. The condensed financial statements reflect all adjustments (consisting only of normal recurring accruals) which are, in the opinion of management, necessary for the fair presentation of the financial position, results of operations and cash flows for the interim periods. These condensed financial statements and notes should be read in conjunction with the financial statements and related notes as presented in the Company's 2002 Annual Report on Form 10-K. The results of operations for the interim periods should not be considered indicative of results to be expected for the full year. Certain reclassifications have been made to 2002 financial information to conform to the 2003 presentation.

The Company conducts its business through one operating segment, U.S. Financial Services ("USFS"), and all revenue reported by the Company is derived from external customers.

2. RECENTLY ADOPTED ACCOUNTING STANDARDS

ACCOUNTING FOR GOODWILL AND OTHER INTANGIBLE ASSETS

During 2002, the Company adopted Financial Accounting Standards Board ("FASB") Statement of Financial Accounting Standards ("FAS") No. 142, "Goodwill and Other Intangible Assets" ("FAS No.142"). The adoption of this standard resulted in an impairment loss of $101.8 million which was recorded by the Company in the fourth quarter of 2002. This impairment loss represents the entire carrying amount of goodwill, net of accumulated amortization. This impairment charge was shown as a change in accounting principle on the December 31, 2002 Income Statement. Effective January 1, 2002, the Company applied the non-amortization provision of the new standard, therefore, the Company's net income is comparable for all periods presented.

3.   DEFERRED POLICY ACQUISITION COSTS AND VALUE OF BUSINESS ACQUIRED

Deferred Policy Acquisition Costs ("DAC") is an asset, which represents certain costs of acquiring certain insurance business, which are deferred and amortized. These costs, all of which vary with and are primarily related to the production of new and renewal business, consist principally of commissions, certain underwriting and contract issuance expenses, and certain agency expenses. Value of business acquired ("VOBA") is an asset, which represents the present value of estimated net cash flows embedded in the Company's contracts, which existed at the time the Company was acquired by ING. DAC and VOBA are evaluated for recoverability at each balance sheet date and these assets are reduced to the extent that gross profits are inadequate to recover the asset.

The amortization methodology varies by product type based upon two accounting standards: FAS No. 60, "Accounting and Reporting by Insurance Enterprises" ("FAS No. 60") and FAS No. 97, "Accounting and Reporting by Insurance Enterprises for Certain Long-Duration Contracts and Realized Gains and Losses from the Sale of Investments" ("FAS No. 97").

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

VOBA activity for the three months ended March 31, 2003 was as follows:

(Millions)
-------------------------------------------------------------
Balance at December 31, 2002                        $34.2
Subtractions                                         (0.6)
Interest accrued at 7%                                0.7
Amortization                                         (2.5)
-------------------------------------------------------------
Balance at March 31, 2003                           $31.8
=============================================================

4.   INCOME TAXES

The Company's effective tax rates for the three months ended March 31, 2003 and 2002 were 0% and 20%, respectively. The effective rate change relates to the decrease in pre-tax earnings from 2002 to 2003. While earnings decreased, the dividends received deduction remained unchanged thereby lowering the effective tax rate.

5. COMMITMENTS AND CONTINGENT LIABILITIES

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

ITEM 2. MANAGEMENT'S NARRATIVE ANALYSIS OF THE RESULTS OF OPERATIONS AND FINANCIAL CONDITION

OVERVIEW

The following narrative analysis of the results of operations and financial condition presents a review of the ING Insurance Company of America ("IICA", or the "Company") as of March 31, 2003 and December 31, 2002 and for the three month periods ended March 31, 2003 and 2002. This review should be read in conjunction with the condensed financial statements and other data presented herein, as well as the "Management's Narrative Analysis of the Results of Operations and Financial Condition" section contained in the Company's 2002 Annual Report on Form 10-K.

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

RECENTLY ADOPTED ACCOUNTING STANDARDS

ACCOUNTING FOR GOODWILL AND OTHER INTANGIBLE ASSETS

During 2002, the Company adopted Financial Accounting Standards Board ("FASB") Statement of Financial Accounting Standards ("FAS") No. 142, "Goodwill and Other Intangible Assets" ("FAS No.142"). The adoption of this standard resulted in an impairment loss of $101.8 million which was recorded by the Company in the fourth quarter of 2002. This impairment loss represents the entire carrying amount of goodwill, net of accumulated amortization. This impairment charge was shown as a change in accounting principle on the December 31, 2002 Income Statement. Effective January 1, 2002, the Company applied the non-amortization provision of the new standard, therefore, the Company's net income is comparable for all periods presented.

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

The Company has identified the following estimates as critical in that they involve a higher degree of judgment and are subject to a significant degree of variability. In developing these estimates management makes subjective and complex judgments that are inherently uncertain and subject to material change as facts and circumstances develop. Although variability is inherent in these estimates, management believes the amounts provided are appropriate based upon the facts available upon compilation of the condensed financial statements.

INVESTMENT IMPAIRMENT TESTING

The Company reviews the general account investments for impairments by analyzing the amount and length of time amortized cost has exceeded fair value, and by making certain estimates and assumptions regarding the issuing companies' business prospects, future economic conditions and market forecasts. Based on the facts and circumstances of each case, management uses judgment in deciding whether any calculated impairments are temporary or other than temporary. For those impairments judged to be other than temporary, the Company reduces the carrying value of those investments to the current fair value and records impairment losses for the difference.

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

Changes in assumptions can have a significant impact on the calculation of DAC/VOBA and its related amortization patterns. Due to the relative size of the DAC/VOBA balance and the sensitivity of the calculation to minor changes in the underlying assumptions and the related volatility that could result in the reported DAC/VOBA balance, the Company performs a quarterly analysis of DAC/VOBA. At each balance sheet date, actual historical gross profits are reflected and expected future gross profits and related assumptions are evaluated for continued reasonableness.

Any adjustment in estimated profit requires that the amortization rate be revised retroactively to the date of policy or contract issuance ("unlocking"), which could be significant. The cumulative difference related to prior periods is recognized as a component of the current period's amortization, along with amortization associated with the actual gross profits of the period. In general, increases in estimated returns result in increased expected future profitability and may lower the rate of amortization, while increases in lapse/surrender and mortality assumptions or decreases in returns reduce the expected future profitability of the underlying business and may increase the rate of amortization.

One of the most significant assumptions involved in the estimation of future gross profits for variable universal life and deferred annuity products is the assumed return associated with future separate account performance. To reflect the near-term and long-term volatility in the equity markets this assumption involves a combination of near-term expectations and a long-term assumption about market performance. The overall return generated by the separate account is dependent on several factors, including the relative mix of the underlying sub-accounts among bond funds and equity funds as well as equity sector weightings.

FORWARD-LOOKING INFORMATION/RISK FACTORS

In connection with the "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995, the Company cautions readers regarding certain forward-looking statements contained in this report and in any other statements made by, or on behalf of, the Company, whether or not in future filings with the Securities and Exchange Commission ("SEC"). Forward-looking statements are statements not based on historical information and which relate to future operations, strategies, financial results, or other developments. Statements using verbs such as "expect," "anticipate," "believe" or words of similar import generally involve forward-looking statements. Without limiting the foregoing, forward-looking statements include statements which represent the Company's beliefs concerning future levels of sales and redemptions of the Company's products, investment spreads and yields, or the earnings and profitability of the Company's activities.

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

Whether or not actual results differ materially from forward-looking statements may depend on numerous foreseeable and unforeseeable developments. Some may be national in scope, such as general economic conditions, changes in tax law and changes in interest rates (for additional information, see the Legal Initiatives section below). Some may be related to the insurance industry generally, such as pricing competition, regulatory developments and industry consolidation. Others may relate to the Company specifically, such as credit, volatility and other risks associated with the Company's investment portfolio. Investors are also directed to consider other risks and uncertainties discussed in documents filed by the Company with the SEC. The Company disclaims any obligation to update forward-looking information.

RESULTS OF OPERATIONS

Fee income for the three months ended March 31, 2003 decreased by $1.1 million compared to the same period in 2002, primarily due to the decrease in average variable assets under management by the Company. Substantially all of the fee income on variable assets is calculated based on assets under management and administration, which decreased primarily due to the continued decline in the equity markets.

Net investment income for the three months ended March 31, 2003 increased by $0.6 million compared to the same period in 2002. This increase in net investment income is primarily due to a decrease in investment management fees charged to the Company by its affiliate ING Investment Management ("IIM") which was partially offset by lower investment yields.

Net realized capital gains for the three months ended March 31, 2003 increased by $0.4 million compared to the same period in 2002, primarily due to a decrease in the 10-year treasury rate between the comparative periods. A significant variable affecting realized gains and losses is the 10-year treasury yield, this rate decreased between March 31, 2002 and 2003. In a declining rate environment, the market value of fixed maturities held in the Company's portfolio increase assuming no credit deterioration. The increase in net realized gains reflects the impact of this variable on the overall sale of fixed maturities.

Interest credited and other benefits to policyholders for the three months ended March 31, 2003 increased by $0.9 million compared to the same period in 2002, primarily due to a decrease in credited rates to policyholders and a decline in assets under management with variable options.

Underwriting, acquisition, and insurance expenses for the three months ended March 31, 2003 increased by $0.1 million compared to the same period in 2002, primarily due to an increase in general expenses offset by a decrease in commissions. General expenses increased during the period due to a higher allocation of corporate and internal service charges from the Company's parent and affiliates. Commissions decreased during the period as a result of a decrease in new and renewal business (fee income) generated during the three months ended March 31, 2003 as compared to the same period in 2002.

Amortization of deferred policy acquisition costs and value of business acquired for the three months ended March 31, 2003, decreased by $0.8 million compared to the same period in 2002. Amortization of long-duration products is recorded in proportion to actual and estimated future gross profits. Estimated gross profits are computed based on underlying assumptions related to the underlying contracts, including but not limited to interest margins, mortality, lapse, premium persistency, expenses, and asset growth. The decrease in the amortization of deferred policy acquisition costs and value of insurance acquired reflects the impact of these variables on the overall book of business.

Net income decreased by $0.2 million for the three months ended March 31, 2003, as compared to the three months ended March 31, 2002. Lower earnings are primarily the result of lower fee income and higher operating expenses.

The Company's annuity deposits and assets under management are as follows:

                                                THREE MONTHS ENDED MARCH 31,
(MILLIONS)                                           2003        2002
(UNAUDITED)
-----------------------------------------------------------------------------
Deposits
    Annuities -fixed options                        $  1.2     $  1.0
    Annuities -variable options                        4.1        3.3
-----------------------------------------------------------------------------
    Total - deposits                                $  5.3     $  4.3
=============================================================================
Assets under management
    Annuities - fixed options  (1)                  $149.3     $153.2
    Annuities - variable options (2)                 502.4      725.1
-----------------------------------------------------------------------------
    Total - assets under management                 $651.7     $878.3
=============================================================================

(1) Excludes net unrealized capital gains of $8.1 million and $2.7 million at March 31, 2003 and 2002, respectively.

(2) Includes $368.2 million and $552.9 million at March 31, 2003 and 2002, respectively, of assets invested through the Company's products in unaffiliated mutual funds.

FINANCIAL CONDITION
INVESTMENTS

FIXED MATURITIES

At March 31, 2003 and December 31, 2002, the Company's carrying value of available for sale fixed maturities including fixed maturities pledged to creditors (hereinafter referred to as "total fixed maturities") represented 100% of the total general account invested assets for both periods. For the same periods, $99.4 million, or 87% of total fixed maturities, and $118.2 million, or 91% of total fixed maturities, respectively, supported experience-rated products. Total fixed maturities reflected net unrealized capital gains of $8.1 million and $8.0 million at March 31, 2003 and December 31, 2002, respectively.

It is management's objective that the portfolio of fixed maturities be of high quality and be well diversified by market sector. The fixed maturities in the Company's portfolio are generally rated by external rating agencies and, if not externally rated, are rated by the Company on a basis believed to be similar to that used by the rating agencies. The average quality rating of the Company's fixed maturities portfolio was AA- at March 31, 2003 and December 31, 2002.

Fixed maturities rated BBB and below may have speculative characteristics and changes in economic conditions or other circumstances are more likely to lead to a weakened capacity of the issuer to make principal and interest payments than is the case with higher rated fixed maturities.

The percentage of total fixed maturities by quality rating category is as follows:

                                                     MARCH 31, 2003        DECEMBER 31, 2002
---------------------------------------------------------------------------------------------
AAA                                                        48.1%                  53.9%
AA                                                          1.4                    4.5
A                                                          28.2                   21.8
BBB                                                        19.6                   17.4
BB                                                          0.1                    0.3
B and Below                                                 2.6                    2.1
--------------------------------------------------------------------------------------------
Total                                                     100.0%                 100.0%
============================================================================================

The percentage of total fixed maturities by market sector is as follows:

                                                    MARCH 31, 2003      DECEMBER 31, 2002
-----------------------------------------------------------------------------------------
U.S. Corporate                                            47.0%                  41.9%
Residential Mortgage-Backed                               19.9                   18.0
U.S. Treasuries/agencies                                  12.8                   22.4
Foreign (1)                                                8.6                    7.0
Commercial/Multifamily Mortgage-Backed                     5.6                    5.2
Asset-Backed                                               6.1                    5.5
-----------------------------------------------------------------------------------------
  Total                                                  100.0%                 100.0%
=========================================================================================

(1) Primarily U.S. Dollar Denominated

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

The National Association of Insurance Commissioners' ("NAIC") risk-based capital requirements require insurance companies to calculate and report information under a risk-based capital formula. These requirements are intended to allow insurance regulators to monitor the capitalization of insurance companies based upon the type and mixture of risks inherent in a Company's operations. The formula includes components for asset risk, liability risk, interest rate exposure, and other factors. The Company has complied with the NAIC's risk-based capital reporting requirements. Amounts reported indicate that the Company has total adjusted capital above all required capital levels.

LEGISLATIVE INITIATIVES

During 2003, the Bush Administration introduced a budget proposing changes to federal income taxes, which Congress is now considering. The main item is the elimination of the double taxation of corporate dividends. Other legislative proposals under consideration would repeal the estate tax permanently and make changes to nonqualified deferred compensation arrangements.

Some of these proposals, if enacted, could have a material effect on life insurance, annuity and other retirement savings product sales. The impact on the Company's tax position and products is uncertain at this time.

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

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

   (a)   Exhibits

         None.

   (b)   Reports on Form 8-K.

         None.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                        ING INSURANCE COMPANY OF AMERICA
                        --------------------------------
                                   (Registrant)

May 12, 2003         By  /s/ Cheryl L. Price
-------------        ---------------------------------------------
   (Date)            Cheryl L. Price
                     Vice President, Chief Financial Officer and
                     Chief Accounting Officer
                     (Duly Authorized Officer and Principal Financial Officer)

                                  CERTIFICATION

I, Cheryl L. Price, certify that:

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

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

     a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

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

Date: May 12, 2003

By    /s/ Cheryl L. Price
      ----------------------------------------
      Cheryl L. Price
      Vice President, Chief Financial Officer and Chief Accounting Officer (Duly Authorized Officer and Principal Financial Officer)

                                  CERTIFICATION

I, Keith Gubbay, certify that:

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

Date  May 12, 2003
      ------------

By    /s/ Keith Gubbay
      ---------------------------------------------------------
      Keith Gubbay
      President
      (Duly Authorized Officer and Principal Executive Officer)

                                  CERTIFICATION

Pursuant to 18 U.S.C. Section 1350, the undersigned officer of ING Insurance Company of America (the "Company") hereby certifies that, to the officer's knowledge, the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 2003 (the "Report") fully complies with the requirements of Section 13(a) or 15(d), as applicable, of the Securities Exchange Act of 1934 and that the information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

May 12, 2003                              By   /s/ Cheryl L. Price
-------------                                  --------------------------------
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

                                  CERTIFICATION

Pursuant to 18 U.S.C. Section 1350, the undersigned officer of ING Insurance Company of America (the "Company") hereby certifies that, to the officer's knowledge, the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 2003 (the "Report") fully complies with the requirements of Section 13(a) or 15(d), as applicable, of the Securities Exchange Act of 1934 and that the information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

May 12, 2003                              By  /s/ Keith Gubbay
-------------                                 ---------------------------------
   (Date)                                         Keith Gubbay
                                                  President

The foregoing certification is being furnished solely pursuant to 18 U.S.C. ss.1350 and is not being filed as part of the Report or as a separate disclosure document.