Form 10-Q
period 2003-06-30
ING INSURANCE CO  OF AMERICA
filed 2003-08-14
CIK 925988

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-Q

(Mark One)

/X/  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934
     For the quarterly period ended June 30, 2003

                                       OR

/ /  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934

     For the transition period from to
     Commission file number: 333-49581, 033-63657

                        ING Insurance Company of America
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

                     Florida                                            06-1286272
------------------------------------------------------------------------------------------------------
         (State or other jurisdiction of                    (IRS employer identification no.)
          incorporation or organization)

    Corporate Center One, 2202 North Westshore
          Boulevard, #350, Tampa, Florida                                 33607
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

                             Yes  __X__  No  ______

                     APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 25,500 shares of Common Stock as of August 12, 2003, all of which were directly owned by ING Life Insurance and Annuity Company.

NOTE: WHEREAS ING INSURANCE COMPANY OF AMERICA MEETS THE CONDITIONS SET FORTH IN GENERAL INSTRUCTION H(1)(a) AND (b) OF FORM 10Q, THIS FORM IS BEING FILED WITH THE REDUCED DISCLOSURE FORMAT PURSUANT TO GENERAL INSTRUCTION H(2).

                        ING INSURANCE COMPANY OF AMERICA
     (A wholly-owned subsidiary of ING Life Insurance and Annuity Company)
                  Form 10-Q for the period ended June 30, 2003

                                     INDEX

                                                                 Page
                                                                 ----

              PART I. FINANCIAL INFORMATION (UNAUDITED)

Item 1.                Financial Statements:
                       Condensed Statements of Income..........    3
                       Condensed Balance Sheets................    4
                       Condensed Statements of Changes in
                       Shareholder's Equity....................    5
                       Condensed Statements of Cash Flows......    6
                       Notes to Condensed Financial
                       Statements..............................    7
Item 2.                Management's Narrative Analysis of the
                       Results of Operations and Financial
                       Condition...............................   10
Item 4.                Controls and procedures.................   16

                     PART II. OTHER INFORMATION

Item 1.                Legal Proceedings.......................   17
Item 6.                Exhibits and Reports on Form 8-K........   17
                       Signatures..............................   18
                       Certifications..........................   19

                   PART I.  FINANCIAL INFORMATION (UNAUDITED)

ITEM 1.  FINANCIAL STATEMENTS

                        ING INSURANCE COMPANY OF AMERICA
     (A wholly-owned subsidiary of ING Life Insurance and Annuity Company)

                         CONDENSED STATEMENTS OF INCOME
                                  (Unaudited)
                                   (Millions)

                                 Three months      Six months
                                ended June 30,   ended June 30,
                                ---------------  ---------------
                                 2003    2002     2003    2002
                                ------  -------  ------  -------
Revenue:
  Fee income                     $1.7    $ 2.9    $3.6    $ 5.8
  Net investment income           0.9      1.7     3.4      3.6
  Net realized capital gains
    (losses)                      3.1     (0.9)    3.4     (1.0)
                                 ----    -----    ----    -----
       Total revenue              5.7      3.7    10.4      8.4
                                 ----    -----    ----    -----
Benefits, losses and expenses:
  Benefits:
    Interest credited and
      other benefits to
      contractholders             0.3      1.2     2.1      2.1
  Underwriting, acquisition,
    and insurance expenses:
    General expenses              0.4      0.8     0.9      1.2
    Commissions                   0.5      0.6     0.9      1.1
    Policy acquisition costs
      deferred                   (0.2)    (0.2)   (0.3)    (0.4)
  Amortization of deferred
    policy acquisition costs
    and value of business
    acquired                      1.2      2.6     3.1      5.3
                                 ----    -----    ----    -----
       Total benefits, losses
         and expenses             2.2      5.0     6.7      9.3
                                 ----    -----    ----    -----

Income (loss) before income
  taxes (benefits)                3.5     (1.3)    3.7     (0.9)
Income tax expense (benefit)      0.8     (0.4)    0.8     (0.3)
                                 ----    -----    ----    -----

Net income (loss)                $2.7    $(0.9)   $2.9    $(0.6)
                                 ====    =====    ====    =====

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE FINANCIAL STATEMENTS.

                        ING INSURANCE COMPANY OF AMERICA
     (A wholly-owned subsidiary of ING Life Insurance and Annuity Company)

                            CONDENSED BALANCE SHEETS
                         (Millions, except share data)

                                           June 30, 2003     December 31,
                                            (Unaudited)          2002
                                          ----------------  ---------------
                 ASSETS
Investments:
  Fixed maturities, available for sale,
    at fair value
    (amortized cost of $123.4 at 2003
    and $121.6 at 2002)                        $132.6           $129.6
  Securities pledged to creditors
    (amortized cost of $7.6 at 2003)              7.7               --
                                               ------           ------
        Total investments                       140.3            129.6
Cash and cash equivalents                         1.8              5.2
Short-term investments under securities
  loan agreement                                  7.9               --
Accrued investment income                         1.4              1.5
Deferred policy acquisition costs                 1.1              1.2
Value of business acquired                       30.0             34.2
Other assets                                     21.3             14.5
Assets held in separate accounts                640.0            622.0
                                               ------           ------
        Total assets                           $843.8           $808.2
                                               ======           ======
  LIABILITIES AND SHAREHOLDER'S EQUITY
Policy liabilities and accruals:
  Other policyholder's funds                   $ 92.1           $ 91.1
  Payables under securities loan
    agreement                                     7.9               --
  Current income taxes                            3.8              2.1
  Deferred income taxes                           6.8              6.3
  Other liabilities                               4.7              0.8
  Liabilities related to separate
    accounts                                    640.0            622.0
                                               ------           ------
                                                755.3            722.3
                                               ------           ------
Shareholder's equity
  Common stock (35,000 shares
    authorized, 25,500 issued and
    outstanding; $100 per share par
    value)                                        2.5              2.5
  Additional paid-in capital                    181.1            181.2
  Accumulated other comprehensive income          1.6              1.8
  Retained deficit                              (96.7)           (99.6)
                                               ------           ------
        Total shareholder's equity               88.5             85.9
                                               ------           ------
          Total liabilities and
             shareholder's equity              $843.8           $808.2
                                               ======           ======

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE FINANCIAL STATEMENTS.

                        ING INSURANCE COMPANY OF AMERICA
     (A wholly-owned subsidiary of ING Life Insurance and Annuity Company)

            CONDENSED STATEMENTS OF CHANGES IN SHAREHOLDER'S EQUITY
                                  (Unaudited)
                                   (Millions)

                                          Six Months Ended
                                              June 30,
                                          -----------------
                                           2003      2002
                                          -------  --------
Shareholder's equity, beginning of
  period                                   $85.9    $190.2
Comprehensive income (loss):
  Net income (loss)                          2.9      (0.6)
  Other comprehensive (loss) income net
    of tax: Unrealized (loss) gain on
    securities ($(0.3) and $0.2, pretax
    year to date)                           (0.2)      0.1
                                           -----    ------
Total comprehensive income (loss)            2.7      (0.5)
Other                                       (0.1)       --
                                           -----    ------
Shareholder's equity, end of period        $88.5    $189.7
                                           =====    ======

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE FINANCIAL STATEMENTS.

                        ING INSURANCE COMPANY OF AMERICA
     (A wholly-owned subsidiary of ING Life Insurance and Annuity Company)

                       CONDENSED STATEMENTS OF CASH FLOWS
                                  (Unaudited)
                                   (Millions)

                                          Six months ended
                                              June 30,
                                          ----------------
                                           2003     2002
                                          -------  -------
Net cash provided by operating
  activities                              $ 10.0   $  8.0
Cash Flows from Investing Activities
  Proceeds from the sale of:
    Fixed maturities available for sale     43.2     26.5
  Investment maturities and collections
    of:
    Fixed maturities available for sale      6.8     10.6
  Acquisition of investments
    Fixed maturities available for sale    (57.9)   (26.5)
    Short-term investments                    --     (1.0)
                                          ------   ------
  Net cash (used for) provided by
    investing activities                    (7.9)     9.6
                                          ------   ------
  Cash Flows from Financing Activities
    Deposits and interest credited for
     investment contracts                    0.7      3.2
    Maturities and withdrawals from
     insurance and investment contracts     (4.5)   (14.9)
    Other, net                              (1.7)    (3.1)
                                          ------   ------
  Net cash used for financing activities    (5.5)   (14.8)
                                          ------   ------
  Net (decrease) increase in cash and
    cash equivalents                        (3.4)     2.8
  Cash and cash equivalents (cash
    overdrafts), beginning of period         5.2     (0.6)
                                          ------   ------
  Cash and cash equivalents, end of
    period                                $  1.8   $  2.2
                                          ======   ======

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE FINANCIAL STATEMENTS.

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

    The condensed financial statements and notes as of June 30, 2003 and December 31, 2002 and for the three and six-month periods ended June 30, 2003 and 2002 ("interim periods") have been prepared in accordance with accounting principles generally accepted in the United States of America and are unaudited. The condensed financial statements reflect all adjustments (consisting only of normal recurring accruals) which are, in the opinion of management, necessary for the fair presentation of the financial position, results of operations and cash flows for the interim periods. These condensed financial statements and notes should be read in conjunction with the financial statements and related notes as presented in the Company's 2002 Annual Report on Form 10-K. The results of operations for the interim periods should not be considered indicative of results to be expected for the full year. Certain reclassifications have been made to 2002 financial information to conform to the 2003 presentation.

    The Company conducts its business through one operating segment, U.S. Financial Services ("USFS"), and revenue reported by the Company is predominantly derived from external customers.

2.  RECENTLY ADOPTED ACCOUNTING STANDARDS

    ACCOUNTING FOR GOODWILL AND OTHER INTANGIBLE ASSETS

    During 2002, the Company adopted Financial Accounting Standards Board ("FASB") Statement of Financial Accounting Standards ("FAS") No. 142, "Goodwill and Other Intangible Assets" ("FAS No.142"). The adoption of this standard resulted in an impairment loss of $101.8 million which was recorded by the Company in the fourth quarter of 2002. This impairment loss represented the entire carrying amount of goodwill, net of accumulated amortization. This impairment charge was shown as a change in accounting principle on the December 31, 2002 Income Statement. Effective January 1, 2002, the Company applied the non-amortization provision of the new standard, therefore, the Company's net income is comparable for all periods presented.

3.  NEW ACCOUNTING PRONOUNCEMENTS

    In July 2003, the American Institute of Certified Public Accountants (AICPA) issued Statement of Position (SOP) 03-1, ACCOUNTING AND REPORTING BY INSURANCE ENTERPRISES FOR CERTAIN NONTRADITIONAL LONG-DURATION CONTRACTS AND FOR SEPARATE ACCOUNTS, which the Company intends to adopt on January 1, 2004. The impact on the financial statements is not known at this time.

ING INSURANCE COMPANY OF AMERICA
(A WHOLLY-OWNED SUBSIDIARY OF ING LIFE INSURANCE AND ANNUITY COMPANY) NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED) (continued)

4.  DEFERRED POLICY ACQUISITION COSTS AND VALUE OF BUSINESS ACQUIRED

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

    Under FAS No. 97, acquisition costs for universal life and investment-type products, which include universal life policies and fixed and variable deferred annuities, are amortized over the life of the blocks of policies (usually 25 years) in relation to the emergence of estimated gross profits from surrender charges, investment margins, mortality and expense margins, asset-based fee income, and actual realized gains (losses) on investments. Amortization is adjusted retrospectively when estimates of current or future gross profits to be realized from a group of products are revised. VOBA activity for the six months ended June 30, 2003 was as follows:

   (Millions)
   Balance at December 31, 2002                        $34.2
   Interest accrued at 7%                               1.1
   Amortization                                        (4.5)
   Adjustment for unrealized gain (loss)               (0.8)
   --------------------------------------------------------
   Balance at June 30, 2003                            $30.0
   ========================================================

5.  INCOME TAXES

    The Company's effective tax rates for the three months ended June 30, 2003 and June 30, 2002 were 22.9% and 30.8%, respectively. The Company's effective tax rates for the six months ended June 30, 2003 and 2002 were 21.6% and 33.3%, respectively. The decreases in effective tax rates resulted primarily from an increase in the deduction allowed for dividends received.

ING INSURANCE COMPANY OF AMERICA
(A WHOLLY-OWNED SUBSIDIARY OF ING LIFE INSURANCE AND ANNUITY COMPANY) NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED) (continued)

6.  COMMITMENTS AND CONTINGENT LIABILITIES

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

ITEM 2. MANAGEMENT'S NARRATIVE ANALYSIS OF THE RESULTS OF OPERATIONS AND FINANCIAL CONDITION

OVERVIEW

The following narrative analysis of the results of operations and financial condition presents a review of the ING Insurance Company of America ("IICA", or the "Company") as of June 30, 2003 and December 31, 2002 and for the three and six-month periods ended June 30, 2003 and 2002. This review should be read in conjunction with the condensed financial statements and other data presented herein, as well as the "Management's Narrative Analysis of the Results of Operations and Financial Condition" section contained in the Company's 2002 Annual Report on Form 10-K.

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

RECENTLY ADOPTED ACCOUNTING STANDARDS

ACCOUNTING FOR GOODWILL AND OTHER INTANGIBLE ASSETS

During 2002, the Company adopted Financial Accounting Standards Board ("FASB") Statement of Financial Accounting Standards ("FAS") No. 142, "Goodwill and Other Intangible Assets" ("FAS No.142"). The adoption of this standard resulted in an impairment loss of $101.8 million which was recorded by the Company in the fourth quarter of 2002. This impairment loss represented the entire carrying amount of goodwill, net of accumulated amortization. This impairment charge was shown as a change in accounting principle on the December 31, 2002 Income Statement. Effective January 1, 2002, the Company applied the non-amortization provision of the new standard, therefore, the Company's net income is comparable for all periods presented.

NEW ACCOUNTING PRONOUNCEMENTS

In July 2003, the American Institute of Certified Public Accountants (AICPA) issued Statement of Position (SOP) 03-1, ACCOUNTING AND REPORTING BY INSURANCE ENTERPRISES FOR CERTAIN NONTRADITIONAL LONG-DURATION CONTRACTS AND FOR SEPARATE ACCOUNTS, which the Company intends to adopt on January 1, 2004. The impact on the financial statements is not known at this time.

CRITICAL ACCOUNTING POLICIES

GENERAL

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires the use of estimates and assumptions in certain circumstances that affect amounts reported in the accompanying condensed financial statements and related footnotes. These

ITEM 2. MANAGEMENT'S NARRATIVE ANALYSIS OF THE RESULTS OF OPERATIONS AND FINANCIAL CONDITION (continued)
CRITICAL ACCOUNTING POLICIES (continued) estimates and assumptions are evaluated on an on-going basis based on historical developments, market conditions, industry trends and other information that is reasonable under the circumstances. There can be no assurance that actual results will conform to estimates and assumptions, and that reported results of operations will not be materially adversely affected by the need to make future accounting adjustments to reflect changes in these estimates and assumptions from time to time.

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

INVESTMENT IMPAIRMENT TESTING

The Company reviews the general account investments for impairments by considering the length of the time and the extent to which the fair value has been less than amortized cost; the financial condition and near-term prospects of the issuer; future economic conditions and market forecasts; and the Company's intent and ability to retain the investment in the issuer for a period of time sufficient to allow for recovery in fair value. Based on the facts and circumstances of each case, management uses judgment in deciding whether any calculated impairments are temporary or other than temporary. For those impairments judged to be other than temporary, the Company reduces the carrying value of those investments to the current fair value and records impairment losses for the difference.

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

Any adjustment in estimated profit requires that the amortization rate be revised retroactively to the date of policy or contract issuance ("unlocking"), which could be significant. The cumulative difference related to prior periods is recognized as a component of the current period's amortization, along with amortization associated with the actual gross profits of the period. In general, increases in estimated returns result in increased expected future profitability and may lower the rate of

ITEM 2. MANAGEMENT'S NARRATIVE ANALYSIS OF THE RESULTS OF OPERATIONS AND FINANCIAL CONDITION (continued)
CRITICAL ACCOUNTING POLICIES (continued) amortization, while increases in lapse/surrender and mortality assumptions or decreases in returns reduce the expected future profitability of the underlying business and may increase the rate of amortization.

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

RESULTS OF OPERATIONS

Fee income for the three and six month periods ended June 30, 2003 decreased by $1.2 million and $2.2 million, respectively, compared to the same periods in 2002. The decrease in fee income was

ITEM 2. MANAGEMENT'S NARRATIVE ANALYSIS OF THE RESULTS OF OPERATIONS AND FINANCIAL CONDITION (continued)
RESULTS OF OPERATIONS (continued)
primarily due to the decrease in average variable assets under management by the Company. Substantially all of the fee income on variable assets is calculated based on average assets under management, which decreased primarily due to the continued decline in the equity markets.

Net investment income decreased $0.8 million and $0.2 million for the three and six months ended June 30, 2003, respectively, compared to the same periods in 2002. The decrease in net investment income is primarily due to lower investments yields and a decrease in average assets under management with fixed options.

Net realized capital gains for the three and six month periods ended June 30, 2003 increased by $4.0 million and $4.4 million, respectively, compared to the same periods in 2002. Net realized gains were primarily affected by a decrease in the 10-year treasury rate between the comparative periods. A significant variable affecting realized gains and losses is the 10-year treasury yield. This rate decreased from 4.8% to 3.5% between June 30, 2002 and 2003. In a declining rate environment, the market value of fixed maturities held in the Company's portfolio increases assuming no credit deterioration. The increase in net realized gains reflects the impact of this variable on the overall sale of fixed maturities.

Interest credited and other benefits to contractholders for the six months ended June 30, 2003 in contrast to the comparative period in 2002, remained flat. A decrease of $0.9 million between the three months ended June 30, 2003 and three months ended June 30, 2002, was primarily due to a decrease in credited rates to contractholders and a decline in average assets under management with fixed options.

Underwriting, acquisition, and insurance expenses for the three months ended June 30, 2003 decreased by $0.5 million compared to the same period in 2002, the lower expenses are primarily due to a decrease in general expenses and commissions. A decrease of $0.4 million in the six months ended June 30, 2003 compared to the six months ended June 30, 2002, was due to a decrease in general expenses and commissions partially offset by a decrease in policy acquisition costs. The reduction in general expenses was a result of lower allocation of expenses by ILIAC to the Company due to lower new and renewal business and increased efficiencies. Commissions decreased during the periods as a result of decreases in new and renewal business (fee income) generated during the three and six months ended June 30, 2003 as compared to the same periods in 2002.

Amortization of deferred policy acquisition costs and value of business acquired for the three and six months ended June 30, 2003, decreased by $1.4 million and $2.2 million, respectively, compared to the same periods in 2002. Decreased amortization during the three and six month periods ended June 30, 2003, was primarily due to improved stock market and fund performance. Amortization of long-duration products is recorded in proportion to actual and estimated future gross profits. Estimated gross profits are computed based on underlying assumptions related to the underlying contracts, including but not limited to interest margins, mortality, lapse, premium persistency, expenses, and asset growth. The decrease in the amortization of deferred policy acquisition costs and value of insurance acquired reflects the impact of these variables on the overall book of business.

ITEM 2. MANAGEMENT'S NARRATIVE ANALYSIS OF THE RESULTS OF OPERATIONS AND FINANCIAL CONDITION (continued)
RESULTS OF OPERATIONS (continued)
Net income increased by $3.6 million and $3.5 million for the three and six months ended June 30, 2003, as compared to the three and months ended June 30, 2002. Improved earnings are primarily the result of increased net realized gains and a decrease in total benefits, losses and expenses partially offset by a decrease in fee income and net investment income.

The Company's annuity deposits and assets under management are as follows:

                                  Three Months    Six Months Ended
                                 Ended June 30,       June 30,
                                ----------------  ----------------
(Millions) (Unaudited)             2003     2002     2003     2002
------------------------------------------------------------------
Deposits
Annuities--fixed options          $1.5     $2.7   $  2.7   $  3.7
Annuities--variable options        5.0      6.7      9.1     10.0
------------------------------------------------------------------
Total--deposits                   $6.5     $9.4   $ 11.8   $ 13.7
==================================================================
Assets under management
  Annuities--fixed options (1)                    $148.6   $151.9
  Annuities--variable options
    (2)                                            549.6    640.5
------------------------------------------------------------------
Total--assets under management                    $698.2   $792.4
==================================================================

(1) Excludes net unrealized capital gains of $9.3 million and $4.2 million at June 30, 2003 and 2002, respectively.
(2) Includes $408.5 million and $484.5 million at June 30, 2003 and 2002, respectively, of assets invested through the Company's products in unaffiliated mutual funds.

FINANCIAL CONDITION

INVESTMENTS

FIXED MATURITIES

At June 30, 2003 and December 31, 2002, the Company's carrying value of available for sale fixed maturities including securities pledged to creditors (hereinafter referred to as "total fixed maturities") represented 100% of the total general account invested assets for both periods. For the same periods, $100.9 million, or 72% of total fixed maturities, and $118.2 million, or 91% of total fixed maturities, respectively, supported experience-rated products. Total fixed maturities reflected net unrealized capital gains of $9.3 million and $8.0 million at June 30, 2003 and December 31, 2002, respectively.

It is management's objective that the portfolio of fixed maturities be of high quality and be well diversified by market sector. The fixed maturities in the Company's portfolio are generally rated by external rating agencies and, if not externally rated, are rated by the Company on a basis believed to be similar to that used by the rating agencies. The average quality rating of the Company's fixed maturities portfolio was AA- at June 30, 2003 and December 31, 2002.

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

ITEM 2. MANAGEMENT'S NARRATIVE ANALYSIS OF THE RESULTS OF OPERATIONS AND FINANCIAL CONDITION (continued)
INVESTMENTS (continued)
The percentage of total fixed maturities by quality rating category is as follows:

                                           June 30, 2003     December 31, 2002
--------------------------------------------------------------------------------
AAA                                                46.3%                53.9%
AA                                                  2.3                  4.5
A                                                  29.4                 21.8
BBB                                                19.7                 17.4
BB                                                  0.1                  0.3
B and below                                         2.2                  2.1
--------------------------------------------------------------------------------
  Total                                           100.0%               100.0%
================================================================================

The percentage of total fixed maturities by market sector is as follows:

                                           June 30, 2003     December 31, 2002
--------------------------------------------------------------------------------
U.S. Corporate                                     48.4%                41.9%
Residential Mortgaged-Backed                       27.1                 18.0
U.S. Treasuries/Agencies                            8.2                 22.4
Foreign (1)                                         7.1                  7.0
Asset-Backed                                        4.8                  5.5
Commercial/Multifamily Mortgage-Backed              4.4                  5.2
--------------------------------------------------------------------------------
  Total                                           100.0%               100.0%
================================================================================

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

ITEM 2. MANAGEMENT'S NARRATIVE ANALYSIS OF THE RESULTS OF OPERATIONS AND FINANCIAL CONDITION (continued)
LIQUIDITY AND CAPITAL RESOURCES (continued)
The Company's liquidity position is managed by maintaining adequate levels of liquid assets, such as cash or cash equivalents and short-term investments. The Company has entered into agreements with ILIAC under which ILIAC has agreed to cause the Company to have sufficient capital to meet certain capital and surplus levels. Management believes that its sources of liquidity are adequate to meet the Company's short-term cash obligations.

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

LEGISLATIVE INITIATIVES

The Jobs and Growth Tax Relief Reconciliation Act of 2003 which was enacted in the second quarter may impact the Company. The Act's provisions, which reduce the tax rates on long-term capital gains and corporate dividends, impact the relative competitiveness of the Company's products especially variable annuities.

Other legislative proposals under consideration include repealing the estate tax, changing the taxation of products, changing life insurance company taxation and making changes to nonqualified deferred compensation arrangements. Some of these proposals, if enacted, could have a material effect on life insurance, annuity and other retirement savings product sales.

The impact on the Company's tax position and products cannot be predicted.

ITEM 4. CONTROLS AND PROCEDURES

a) The Company carried out an evaluation, under the supervision and with the participation of its management, including its Chief Executive Officer and Chief Financial Officer, of the effectiveness of the Company's disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e)) of the Securities Exchange Act of 1934) as of the end of the period covered by this report. Based on that evaluation, the Chief Executive Officer and the Chief Financial Officer have concluded that the Company's current disclosure controls and procedures are effective in ensuring that material information relating to the Company required to be disclosed in the Company's periodic SEC filings is made known to them in a timely manner.

b) There has not been any change in the internal controls over financial reporting of the Company that occurred during the period covered by this report that has materially affected or is reasonably likely to materially affect these internal controls.

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

a)   Exhibits

     None.

b)   Reports on Form 8-K.

     None.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                             ING INSURANCE COMPANY OF AMERICA
                                               (Registrant)

August 12, 2003                                     By  /s/ Cheryl L. Price
-------------------                                     -----------------------
        (Date)                                          Cheryl L. Price
                                                        Vice President and Chief Accounting Officer

                                                    By  /s/ David A. Wheat
                                                        -----------------------
                                                        David A. Wheat
                                                        Senior Vice President and Chief
                                                          Financial Officer

                                 CERTIFICATION

I, David A. Wheat, certify that:

1. I have reviewed this quarterly report on Form 10-Q of ING Insurance Company of America;
2. Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;
3. Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this report;
4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) for the registrant and have:

    (a) designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;
    (b) evaluated the effectiveness of the registrant's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and
    (c) disclosed in this report any change in the registrant's internal control over financial reporting that occurred during the registrant's most recent fiscal quarter (the registrant's fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the registrant's internal control over financial reporting; and

5. The registrant's other certifying officer(s) and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent functions):

    (a) all significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the registrant's ability to record, process, summarize and report financial information; and
    (b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal control over financial reporting.

Date: August 12, 2003

By /s/ David A. Wheat
--------------------------------------------------
David A. Wheat
Senior Vice President and Chief Financial Officer
(Duly Authorized Officer and Principal Financial
Officer)

                                 CERTIFICATION

I, Keith Gubbay, certify that:

1. I have reviewed this quarterly report on Form 10-Q of ING Insurance Company of America;
2. Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;
3. Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this report;
4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) for the registrant and have:

    (a) designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;
    (b) evaluated the effectiveness of the registrant's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and
    (c) disclosed in this report any change in the registrant's internal control over financial reporting that occurred during the registrant's most recent fiscal quarter (the registrant's fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the registrant's internal control over financial reporting; and

5. The registrant's other certifying officer(s) and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent functions):

    (a) all significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the registrant's ability to record, process, summarize and report financial information; and
    (b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal control over financial reporting.

Date August 12, 2003

By /s/ Keith Gubbay
--------------------------------------------------
Keith Gubbay
President
(Duly Authorized Officer and Principal Executive
Officer)

                                 CERTIFICATION

Pursuant to 18 U.S.C. Section 1350, the undersigned officer of ING Insurance Company of America (the "Company") hereby certifies that, to the officer's knowledge, the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2003 (the "Report") fully complies with the requirements of Section 13(a) or 15(d), as applicable, of the Securities Exchange Act of 1934 and that the information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

August 12, 2003                                     By /s/ David A. Wheat
----------------------------------------            -------------------------------------------------
(Date)                                              David A. Wheat
                                                    Senior Vice President and Chief Financial Officer

The foregoing certification is being furnished solely pursuant to 18 U.S.C.
Section 1350 and is not being filed as part of the Report or as a separate disclosure document.

                                 CERTIFICATION

Pursuant to 18 U.S.C. Section 1350, the undersigned officer of ING Insurance Company of America (the "Company") hereby certifies that, to the officer's knowledge, the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2003 (the "Report") fully complies with the requirements of Section 13(a) or 15(d), as applicable, of the Securities Exchange Act of 1934 and that the information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

August 12, 2003                                     By /s/ Keith Gubbay
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