Form 10-Q
period 2003-09-30
ING INSURANCE CO  OF AMERICA
filed 2003-11-14
CIK 925988

                                  UNITED STATE
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-Q

(Mark One)

/X/  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934
     For the quarterly period ended September 30, 2003

                                       OR

/ /  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934

     For the transition period from to
     Commission file number: 333-49581, 033-63657

                        ING Insurance Company of America
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

                     Florida                                            06-1286272
------------------------------------------------------------------------------------------------------
         (State or other jurisdiction of                              (IRS employer
          incorporation or organization)                           identification no.)

    Corporate Center One, 2202 North Westshore
          Boulevard, #350, Tampa, Florida                                 33607
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

                             Yes  __X__  No  ______
Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

                             Yes  ______  No  __X__

                     APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 25,500 shares of Common Stock as of November 12, 2003, all of which were directly owned by ING Life Insurance and Annuity Company.

NOTE: WHEREAS ING INSURANCE COMPANY OF AMERICA MEETS THE CONDITIONS SET FORTH IN GENERAL INSTRUCTION H(1)(a) AND (b) OF FORM 10Q, THIS FORM IS BEING FILED WITH THE REDUCED DISCLOSURE FORMAT PURSUANT TO GENERAL INSTRUCTION H(2).

                        ING INSURANCE COMPANY OF AMERICA
     (A wholly-owned subsidiary of ING Life Insurance and Annuity Company)
               Form 10-Q for the period ended September 30, 2003

                                     INDEX

                                                                 Page
                                                                 ----

              PART I. FINANCIAL INFORMATION (UNAUDITED)

Item 1.                Financial Statements:
                       Condensed Statements of Income..........    3
                       Condensed Balance Sheets................    4
                       Condensed Statements of Changes in
                       Shareholder's Equity....................    5
                       Condensed Statements of Cash Flows......    6
                       Notes to Condensed Financial
                       Statements..............................    7
Item 2.                Management's Narrative Analysis of the
                       Results of Operations and Financial
                       Condition...............................   10
Item 4.                Controls and procedures.................   17

                     PART II. OTHER INFORMATION

Item 1.                Legal Proceedings.......................   18
Item 6.                Exhibits and Reports on Form 8-K........   18
                       Signatures..............................   19

                   PART I.  FINANCIAL INFORMATION (UNAUDITED)

ITEM 1.  FINANCIAL STATEMENTS

                        ING INSURANCE COMPANY OF AMERICA
     (A wholly-owned subsidiary of ING Life Insurance and Annuity Company)

                         CONDENSED STATEMENTS OF INCOME
                                  (Unaudited)
                                   (Millions)

                                 Three months    Nine months
                                    ended           ended
                                September 30,   September 30,
                                --------------  --------------
                                 2003    2002   2003    2002
                                ------  ------  -----  -------
Revenue:
  Fee income                    $ 1.4   $ 1.7   $ 5.0  $   7.5
  Net investment income           2.4     1.2     5.8      4.8
  Net realized capital gains
    (losses)                       --     0.3     3.4     (0.7)
                                -----   -----   -----  -------
       Total revenue              3.8     3.2    14.2     11.6
                                -----   -----   -----  -------
Benefits, losses and expenses:
  Benefits:
    Interest credited and
      other benefits to
      contractholders             0.9     1.7     3.0      3.8
  Underwriting, acquisition,
    and insurance expenses:
    General expenses              0.6     0.4     1.5      1.6
    Commissions                   0.4     0.5     1.3      1.6
    Policy acquisition costs
      deferred                     --    (0.2)   (0.3)    (0.6)
  Amortization of deferred
    policy acquisition costs
    and value of business
    acquired                     (1.0)    4.3     2.1      9.6
                                -----   -----   -----  -------
       Total benefits, losses
         and expenses             0.9     6.7     7.6     16.0
                                -----   -----   -----  -------

Income (loss) before income
  taxes and cumulative effect
  of change in accounting
  principle                       2.9    (3.5)    6.6     (4.4)
Income tax expense (benefit)      0.7    (1.3)    1.5     (1.6)
                                -----   -----   -----  -------
Income (loss) before
  cumulative effect of change
  in accounting principle         2.2    (2.2)    5.1     (2.8)
Cumulative effect of change in
  accounting principle             --      --      --   (101.8)
                                -----   -----   -----  -------

Net income (loss)               $ 2.2   $(2.2)  $ 5.1  $(104.6)
                                =====   =====   =====  =======

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE FINANCIAL STATEMENTS.

                        ING INSURANCE COMPANY OF AMERICA
     (A wholly-owned subsidiary of ING Life Insurance and Annuity Company)

                            CONDENSED BALANCE SHEETS
                         (Millions, except share data)

                                           September 30, 2003     December 31,
                                               (Unaudited)            2002
                                          ---------------------  ---------------
                 ASSETS
Investments:
  Fixed maturities, available for sale,
    at fair value
    (amortized cost of $127.1 at 2003
    and $121.6 at 2002)                          $134.0              $129.6
  Securities pledged to creditors
    (amortized cost of $4.1 at 2003)                4.2                  --
                                                 ------              ------
        Total investments                         138.2               129.6
Cash and cash equivalents                            --                 5.2
Short-term investments under securities
  loan agreement                                    5.3                  --
Accrued investment income                           1.5                 1.5
Deferred policy acquisition costs                   1.1                 1.2
Value of business acquired                         32.1                34.2
Other assets                                       20.6                14.5
Assets held in separate accounts                  635.3               622.0
                                                 ------              ------
        Total assets                             $834.1              $808.2
                                                 ======              ======
  LIABILITIES AND SHAREHOLDER'S EQUITY
Policy liabilities and accruals:
  Other policyholder's funds                     $ 90.1              $ 91.1
  Payables under securities loan
    agreement                                       5.3                  --
  Current income taxes                              2.6                 2.1
  Deferred income taxes                             8.0                 6.3
  Other liabilities                                 1.7                 0.8
  Liabilities related to separate
    accounts                                      635.3               622.0
                                                 ------              ------
                                                  743.0               722.3
                                                 ------              ------
Shareholder's equity
  Common stock (35,000 shares
    authorized, 25,500 issued and
    outstanding; $100 per share par
    value)                                          2.5                 2.5
  Additional paid-in capital                      181.1               181.2
  Accumulated other comprehensive income            2.0                 1.8
  Retained deficit                                (94.5)              (99.6)
                                                 ------              ------
        Total shareholder's equity                 91.1                85.9
                                                 ------              ------
          Total liabilities and
             shareholder's equity                $834.1              $808.2
                                                 ======              ======

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE FINANCIAL STATEMENTS.

                        ING INSURANCE COMPANY OF AMERICA
     (A wholly-owned subsidiary of ING Life Insurance and Annuity Company)

            CONDENSED STATEMENTS OF CHANGES IN SHAREHOLDER'S EQUITY
                                  (Unaudited)
                                   (Millions)

                                           Nine Months
                                              Ended
                                          September 30,
                                          --------------
                                          2003    2002
                                          -----  -------
Shareholder's equity, beginning of
  period                                  $85.9  $ 190.2
Comprehensive income (loss):
  Net income (loss)                         5.1   (104.6)
  Other comprehensive income net of tax:
    Unrealized gain on securities
    ($0.3 and $2.5, pretax year to date)    0.2      1.6
                                          -----  -------
Total comprehensive income (loss)           5.3   (103.0)
Other                                      (0.1)      --
                                          -----  -------
Shareholder's equity, end of period       $91.1  $  87.2
                                          =====  =======

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE FINANCIAL STATEMENTS.

                        ING INSURANCE COMPANY OF AMERICA
     (A wholly-owned subsidiary of ING Life Insurance and Annuity Company)

                       CONDENSED STATEMENTS OF CASH FLOWS
                                  (Unaudited)
                                   (Millions)

                                          Nine months ended
                                            September 30,
                                          -----------------
                                            2003     2002
                                          --------  -------
Net cash provided by operating
  activities                              $   2.5   $ 23.4
Cash Flows from Investing Activities
  Proceeds from the sale of:
    Fixed maturities available for sale     181.2     35.1
  Investment maturities and collections
    of:
    Fixed maturities available for sale      10.7     12.4
  Acquisition of investments:
    Fixed maturities available for sale    (200.4)   (57.1)
    Short-term investments                     --     (1.0)
    Other, net                               (0.1)     0.7
                                          -------   ------
  Net cash used for investing activities     (8.6)    (9.9)
                                          -------   ------
  Cash Flows from Financing Activities
    Deposits and interest credited for
      investment contracts                    5.9      4.7
    Maturities and withdrawals from
      insurance and investment contracts     (1.5)   (22.3)
    Other, net                               (3.5)     3.9
                                          -------   ------
  Net cash provided by (used for)
    financing activities                      0.9    (13.7)
                                          -------   ------
  Net decrease in cash and cash
    equivalents                              (5.2)    (0.2)
  Cash and cash equivalents, beginning
    of period                                 5.2      0.6
                                          -------   ------
  Cash and cash equivalents, end of
    period                                $    --   $  0.4
                                          =======   ======

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

    The condensed financial statements and notes as of September 30, 2003 and December 31, 2002 and for the three and nine-month periods ended
    September 30, 2003 and 2002 ("interim periods") have been prepared in accordance with accounting principles generally accepted in the United States of America and are unaudited. The condensed financial statements reflect all adjustments (consisting only of normal recurring accruals) which are, in the opinion of management, necessary for the fair presentation of the financial position, results of operations and cash flows for the interim periods. These condensed financial statements and notes should be read in conjunction with the financial statements and related notes as presented in the Company's 2002 Annual Report on Form 10-K. The results of operations for the interim periods should not be considered indicative of results to be expected for the full year. Certain reclassifications have been made to 2002 financial information to conform to the 2003 presentation.

    The Company conducts its business through one operating segment, U.S. Financial Services ("USFS"), and revenue reported by the Company is predominantly derived from external customers.

2.  RECENTLY ADOPTED ACCOUNTING STANDARDS

    ACCOUNTING FOR GOODWILL AND OTHER INTANGIBLE ASSETS

    During 2002, the Company adopted Financial Accounting Standards Board ("FASB") Statement of Financial Accounting Standards ("FAS") No. 142, GOODWILL AND OTHER INTANGIBLE ASSETS ("FAS No.142"). Effective January 1, 2002, the Company applied the non-amortization provision of the new standard, therefore, the Company's net income is comparable for all periods presented.

    The adoption of this standard resulted in an impairment loss of $101.8 million which was recorded by the Company in the fourth quarter of 2002. This impairment loss represented the entire carrying amount of goodwill, net of accumulated amortization. This impairment charge was shown as a change in accounting principle on the December 31, 2002 Income Statement.

    In accordance with FAS No. 142, a transitional impairment loss for goodwill should be recognized in the first interim period of the year of initial adoption, regardless of the period in which it was measured. The aggregate amount of the accounting change should be included in restated net income of the first interim period, and each subsequent period of that year should be presented on the restated basis. As such, net income for the nine months ended September 30, 2002, has been restated to reflect the January 1, 2002 impairment charge, which was recorded in the fourth quarter of 2002.

ING INSURANCE COMPANY OF AMERICA
(A WHOLLY-OWNED SUBSIDIARY OF ING LIFE INSURANCE AND ANNUITY COMPANY) NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED) (continued)

3.  NEW ACCOUNTING PRONOUNCEMENTS

    In July 2003, the American Institute of Certified Public Accountants ("AICPA") issued Statement of Position ("SOP") 03-1, ACCOUNTING AND REPORTING BY INSURANCE ENTERPRISES FOR CERTAIN NONTRADITIONAL LONG-DURATION CONTRACTS AND FOR SEPARATE ACCOUNTS, which the Company intends to adopt on January 1, 2004. The impact on the financial statements is not known at this time.

    The Derivative Implementation Group ("DIG") responsible for issuing guidance on behalf of the FASB for implementation of FAS No. 133, ACCOUNTING FOR DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES recently issued Statement Implementation Issue No. B36, EMBEDDED DERIVATIVES: MODIFIED COINSURANCE ARRANGEMENTS AND DEBT INSTRUMENTS THAT INCORPORATE CREDIT RISK EXPOSURES THAT ARE UNRELATED OR ONLY PARTIALLY RELATED TO THE CREDIT WORTHINESS OF THE OBLIGOR UNDER THOSE INSTRUMENTS ("DIG B36"). Under this interpretation, modified coinsurance and coinsurance with funds withheld reinsurance agreements as well as other types of receivables and payables where interest is determined by reference to a pool of fixed maturity assets or total return debt index may be determined to contain embedded derivatives that are required to be bifurcated. The required date of adoption of DIG B36 for the Company is October 1, 2003. The Company has completed its evaluation of DIG B36 and determined that it has no investment or insurance products that are applicable to require implementation of the guidance, and therefore, the guidance will have no impact on the Company's financial position, results of operations or cash flows.

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

    The amortization methodology varies by product type based upon two accounting standards: FAS No. 60, ACCOUNTING AND REPORTING BY INSURANCE ENTERPRISES ("FAS No. 60") and FAS No. 97, ACCOUNTING AND REPORTING BY INSURANCE ENTERPRISES FOR CERTAIN LONG-DURATION CONTRACTS AND REALIZED GAINS AND LOSSES FROM THE SALE OF INVESTMENTS ("FAS No. 97").

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

4. DEFERRED POLICY ACQUISITION COSTS AND VALUE OF BUSINESS ACQUIRED (continued) life of the blocks of policies (usually 25 years) in relation to the emergence of estimated gross profits from surrender charges, investment margins, mortality and expense margins, asset-based fee income, and actual realized gains (losses) on investments. Amortization is adjusted retrospectively when estimates of current or future gross profits to be realized from a group of products are revised.

    VOBA activity for the nine months ended September 30, 2003 was as follows:

   (Millions)
   Balance at December 31, 2002                        $34.2
   Interest accrued at 7%                               1.8
   Amortization                                        (3.6)
   Adjustment for unrealized gain (loss)               (0.3)
   --------------------------------------------------------
   Balance at September 30, 2003                       $32.1
   ========================================================

5.  INCOME TAXES

    The Company's effective tax rates for the three months ended September 30, 2003 and September 30, 2002 were 24.1% and 37.1%, respectively. The Company's effective tax rates for the nine months ended September 30, 2003 and 2002 were 22.7% and 36.4%, respectively. The decreases in effective tax rates resulted primarily from an increase in the deduction allowed for dividends received.

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

ITEM 2. MANAGEMENT'S NARRATIVE ANALYSIS OF THE RESULTS OF OPERATIONS AND FINANCIAL CONDITION

OVERVIEW

The following narrative analysis of the results of operations and financial condition presents a review of the ING Insurance Company of America ("IICA", or the "Company") as of September 30, 2003 and December 31, 2002 and for the three and nine-month periods ended September 30, 2003 and 2002. This review should be read in conjunction with the condensed financial statements and other data presented herein, as well as the "Management's Narrative Analysis of the Results of Operations and Financial Condition" section contained in the Company's 2002 Annual Report on Form 10-K.

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

RECENTLY ADOPTED ACCOUNTING STANDARDS

ACCOUNTING FOR GOODWILL AND OTHER INTANGIBLE ASSETS

During 2002, the Company adopted Financial Accounting Standards Board ("FASB") Statement of Financial Accounting Standards ("FAS") No. 142, GOODWILL AND OTHER INTANGIBLE ASSETS ("FAS No.142"). Effective January 1, 2002, the Company applied the non-amortization provision of the new standard, therefore, the Company's net income is comparable for all periods presented.

The adoption of this standard resulted in an impairment loss of $101.8 million, which was recorded by the Company in the fourth quarter of 2002. This impairment loss represented the entire carrying amount of goodwill, net of accumulated amortization. This impairment charge was shown as a change in accounting principle on the December 31, 2002 Income Statement.

In accordance with FAS No. 142, a transitional impairment loss for goodwill should be recognized in the first interim period of the year of initial adoption, regardless of the period in which it was measured. The aggregate amount of the accounting change should be included in restated net income of the first interim period, and each subsequent period of that year should be presented on the restated basis. As such, net income for the nine months ended September 30, 2002, has been restated to reflect the January 1, 2002 impairment charge, which was recorded in the fourth quarter of 2002.

NEW ACCOUNTING PRONOUNCEMENTS

In July 2003, the American Institute of Certified Public Accountants ("AICPA") issued Statement of Position ("SOP") 03-1, ACCOUNTING AND REPORTING BY INSURANCE ENTERPRISES FOR CERTAIN NONTRADITIONAL LONG-DURATION CONTRACTS AND FOR SEPARATE ACCOUNTS, which the Company intends to adopt on January 1, 2004. The impact on the financial statements is not known at this time.

ITEM 2. MANAGEMENT'S NARRATIVE ANALYSIS OF THE RESULTS OF OPERATIONS AND FINANCIAL CONDITION (continued)
NEW ACCOUNTING PRONOUNCEMENTS (continued)
The Derivative Implementation Group ("DIG") responsible for issuing guidance on behalf of the FASB for implementation of FAS No. 133, ACCOUNTING FOR DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES recently issued Statement Implementation Issue No. B36, EMBEDDED DERIVATIVES: MODIFIED COINSURANCE ARRANGEMENTS AND DEBT INSTRUMENTS THAT INCORPORATE CREDIT RISK EXPOSURES THAT ARE UNRELATED OR ONLY PARTIALLY RELATED TO THE CREDIT WORTHINESS OF THE OBLIGOR UNDER THOSE INSTRUMENTS ("DIG B36"). Under this interpretation, modified coinsurance and coinsurance with funds withheld reinsurance agreements as well as other types of receivables and payables where interest is determined by reference to a pool of fixed maturity assets or total return debt index may be determined to contain embedded derivatives that are required to be bifurcated. The required date of adoption of DIG B36 for the Company is October 1, 2003. The Company has completed its evaluation of DIG B36 and determined that it has no investment or insurance products that are applicable to require implementation of the guidance, and therefore, the guidance will have no impact on the Company's financial position, results of operations or cash flows.

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

ITEM 2. MANAGEMENT'S NARRATIVE ANALYSIS OF THE RESULTS OF OPERATIONS AND FINANCIAL CONDITION (continued)
CRITICAL ACCOUNTING POLICIES (continued)
AMORTIZATION OF DEFERRED ACQUISITION COSTS AND VALUE OF BUSINESS ACQUIRED

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

ITEM 2. MANAGEMENT'S NARRATIVE ANALYSIS OF THE RESULTS OF OPERATIONS AND FINANCIAL CONDITION (continued)
FORWARD-LOOKING INFORMATION/RISK FACTORS (continued)
Forward-looking statements are necessarily based on estimates and assumptions that are inherently subject to significant business, economic and competitive uncertainties and contingencies, many of which are beyond the Company's control and many of which are subject to change. These uncertainties and contingencies could cause actual results to differ materially from those expressed in any forward-looking statements made by, or on behalf of, the Company.

Whether or not actual results differ materially from forward-looking statements may depend on numerous foreseeable and unforeseeable developments. Some may be national in scope, such as general economic conditions, changes in tax law and changes in interest rates (for additional information, see the Legislative Initiatives section below). Some may relate to the insurance industry generally, such as pricing competition, regulatory developments and industry consolidation. Others may relate to the Company specifically, such as credit, volatility and other risks associated with the Company's investment portfolio. Investors are also directed to consider other risks and uncertainties discussed in documents filed by the Company with the SEC. The Company disclaims any obligation to update forward-looking information.

RESULTS OF OPERATIONS

Fee income for the three and nine month periods ended September 30, 2003 decreased by $0.3 million and $2.5 million, respectively, compared to the same periods in 2002. A substantial portion of the fee income on variable assets is calculated based on assets under management. The decrease in fee income was primarily due to a decrease in the variable inforce balance and a decrease in the Company's average variable assets under management. The decrease in average variable assets under management resulted from two factors: (1) during the first three months of 2003 the equity markets suffered a decline compared to the same period in 2002, the markets started to rebound during the second quarter; and
(2) during the market decline policyholders transferred assets from variable to fixed options.

Net investment income increased $1.2 million and $1.0 million for the three and nine months ended September 30, 2003, respectively, compared to the same periods in 2002. The net investment income increased due to higher asset balances in the three and nine month periods ended September 30, 2003 versus the comparative periods in prior year; this increase was partially offset by lower investment yields.

Net realized capital gains for the quarter ended September 30, 2003 decreased by $0.3 million compared to the same quarter in 2002. Net realized capital gains for the nine months ended September 30, 2003 were $4.1 million higher than the comparative period in 2002. Net realized gains were primarily affected by a decrease in the 10-year treasury rate between the comparative periods. A significant variable affecting realized gains and losses is the 10-year treasury yield. The average rate was 4.2% during the three month periods ended
September 30, 2002 and 2003. The average rate decreased from 4.7% to 3.9% for the nine month periods ended September 30, 2002 and 2003, respectively. In a declining rate environment, the market value of fixed maturities held in the Company's portfolio increases assuming no credit deterioration. The increase in net realized gains reflects the impact of this variable on the overall sale of fixed maturities.

ITEM 2. MANAGEMENT'S NARRATIVE ANALYSIS OF THE RESULTS OF OPERATIONS AND FINANCIAL CONDITION (continued)
RESULTS OF OPERATIONS (continued)
Interest credited and other benefits to policyholders for the three and nine months ended September 30, 2003 decreased $0.8 million in contrast to the comparative periods in 2002. The decrease was primarily due to a decrease in credited rates to policyholders and a decline in assets under management with fixed options.

Underwriting, acquisition, and insurance expenses for the three months ended September 30, 2003 increased by $0.3 million compared to the same period in 2002, the higher expenses are primarily due to an increase in general expenses and a decrease in policy acquisition costs deferred. A decrease of $0.1 million in the nine months ended September 30, 2003 compared to the nine months ended September 30, 2002, was due to a decrease in general expenses and commissions substantially offset by a decrease in policy acquisition costs deferred. The reduction in general expenses was a result of lower allocation of expenses from the Company's parent and from ING's company-wide cost reduction efforts. Commissions decreased during the periods as a result of decreases in new and renewal business generated during the three months ended September 30, 2003 as compared to the same period in 2002.

Amortization of deferred policy acquisition costs and value of business acquired for the three and nine months ended September 30, 2003, decreased by $5.3 million and $7.5 million, respectively, compared to the same periods in 2002. Decreased amortization during the three and nine month periods ended
September 30, 2003 was primarily due to improved market and fund performance. Amortization of long-duration products is recorded in proportion to actual and estimated future gross profits. Estimated gross profits are computed based on underlying assumptions related to the underlying contracts, including but not limited to interest margins, mortality, lapse, premium persistency, expenses, and asset growth. The decrease in the amortization of deferred policy acquisition costs and value of insurance acquired reflects the impact of these variables on the overall book of business.

The cumulative effect of the change in accounting principle for the nine months ended September 30, 2002, was a loss of $101.8 million. As noted in the Recently Adopted Accounting Standards section, the write down is related to FAS No. 142, which addresses the value of goodwill and other intangible assets.

Net income, excluding change in accounting principle, increased by $4.4 million and $7.9 million for the three and nine months ended September 30, 2003, as compared to the three and nine months ended September 30, 2002. Higher earnings for the three months ended September 30, 2003 compared to the same period in 2002 are due to higher net investment income and a decrease in amortization of deferred policy acquisition costs and value of business acquired partially offset by lower fee income. Higher year to date earnings are primarily the result of increased net realized gains and net investment income partially offset by a decrease in fee income.

ITEM 2. MANAGEMENT'S NARRATIVE ANALYSIS OF THE RESULTS OF OPERATIONS AND FINANCIAL CONDITION (continued)
RESULTS OF OPERATIONS (continued)
The Company's annuity deposits and assets under management are as follows:

                                 Three months
                                    ended       Nine months ended
                                September 30,     September 30,
                                --------------  ------------------
(Millions) (Unaudited)            2003    2002      2003      2002
------------------------------------------------------------------
Deposits
  Annuities--fixed options       $1.0    $1.8    $  3.7    $  5.5
  Annuities--variable options     4.2     5.8      13.3      15.8
------------------------------------------------------------------
Total--deposits                  $5.2    $7.6    $ 17.0    $ 21.3
==================================================================
Assets under management
  Annuities--fixed options (1)                   $144.0    $152.8
  Annuities--variable options
    (2)                                           547.6     530.4
------------------------------------------------------------------
Total--assets under management                   $691.6    $683.2
==================================================================

(1) Excludes net unrealized capital gains of $7.0 million and $8.3 million at September 30, 2003 and 2002, respectively.
(2) Includes $409.0 million and $390.7 million at September 30, 2003 and 2002, respectively, of assets invested through the Company's products in unaffiliated mutual funds.

FINANCIAL CONDITION

INVESTMENTS

FIXED MATURITIES

At September 30, 2003 and December 31, 2002, the Company's carrying value of available for sale fixed maturities including securities pledged to creditors (hereinafter referred to as "total fixed maturities") represented 100% of the total general account invested assets for both periods. For the same periods, $98.6 million, or 71.3% of total fixed maturities, and $118.2 million, or 91.2% of total fixed maturities, respectively, supported experience-rated products. Total fixed maturities reflected net unrealized capital gains of $7.0 million and $8.0 million at September 30, 2003 and December 31, 2002, respectively.

It is management's objective that the portfolio of fixed maturities be of high quality and be well diversified by market sector. The fixed maturities in the Company's portfolio are generally rated by external rating agencies and, if not externally rated, are rated by the Company on a basis believed to be similar to that used by the rating agencies. The average quality rating of the Company's fixed maturities portfolio was AA- at September 30, 2003 and December 31, 2002.

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

ITEM 2. MANAGEMENT'S NARRATIVE ANALYSIS OF THE RESULTS OF OPERATIONS AND FINANCIAL CONDITION (continued)
INVESTMENTS (continued)
The percentage of total fixed maturities by quality rating category is as follows:

                                           September 30, 2003     December 31, 2002
-------------------------------------------------------------------------------------
AAA                                                    44.8%                 53.9%
AA                                                      1.2                   4.5
A                                                      30.0                  21.8
BBB                                                    21.7                  17.4
BB                                                       --                   0.3
B and below                                             2.3                   2.1
-------------------------------------------------------------------------------------
  Total                                               100.0%                100.0%
=====================================================================================

The percentage of total fixed maturities by market sector is as follows:

                                           September 30, 2003     December 31, 2002
-------------------------------------------------------------------------------------
U.S. Corporate                                         57.3%                 41.9%
Residential Mortgaged-Backed                           19.9                  18.0
U.S. Treasuries/Agencies                                6.8                  22.4
Foreign (1)                                             7.0                   7.0
Asset-Backed                                            4.7                   5.5
Commercial/Multifamily Mortgage-Backed                  4.3                   5.2
-------------------------------------------------------------------------------------
  Total                                               100.0%                100.0%
=====================================================================================

(1)  Primarily U.S. dollar denominated

The Company analyzes the general account investments to determine whether there has been an other than temporary decline in fair value below the amortized cost basis in accordance with FAS No. 115, ACCOUNTING FOR CERTAIN INVESTMENTS IN DEBT AND EQUITY SECURITIES. Management considers the length of the time and the extent to which the fair value has been less than amortized cost; the financial condition and near-term prospects of the issuer; future economic conditions and market forecasts; and the Company's intent and ability to retain the investment in the issuer for a period of time sufficient to allow for recovery in fair value. If it is probable that all amounts due according to the contractual terms of a fixed maturity investment will not be collected, an other than temporary impairment is considered to have occurred.

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

ITEM 2. MANAGEMENT'S NARRATIVE ANALYSIS OF THE RESULTS OF OPERATIONS AND FINANCIAL CONDITION (continued)
LIQUIDITY AND CAPITAL RESOURCES (continued)
Management believes that its sources of liquidity are adequate to meet the Company's short-term cash obligations. The Company has entered into agreements with ILIAC under which ILIAC has agreed to cause the Company to have sufficient capital to meet certain capital and surplus levels.

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

LEGISLATIVE INITIATIVES

The Jobs and Growth Tax Relief Reconciliation Act of 2003 which was enacted in the second quarter may impact the Company. The Act's provisions, which reduce the tax rates on long-term capital gains and corporate dividends, impact the relative competitiveness of the Company's products, especially variable annuities.

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

As with many financial services companies, affiliates of the Company have received requests for information from various governmental and self-regulatory agencies in connection with investigations related to trading in investment company shares. In each case, full cooperation and responses are being provided. The Company is also reviewing its policies and procedures in this area.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)   Exhibits

     31.1 Certificate of David A. Wheat pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

     31.2 Certificate of Keith Gubbay pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

     32.1 Certificate of David A. Wheat pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

     32.2 Certificate of Keith Gubbay pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

     A Amendment to the Investment Advisory Agreement dated as of August 26, 2003, between ING Insurance Company of America and ING Investment Management LLC.

(b)   Reports on Form 8-K.

     None.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                             ING INSURANCE COMPANY OF AMERICA
                              --------------------------------------------------
                                               (Registrant)

November 12, 2003                                   By  /s/ David A. Wheat
-------------------                                     -----------------------
        (Date)                                          David A. Wheat
                                                        Senior Vice President and Chief
                                                          Financial Officer