Form 10-K
period 2003-12-31
ING INSURANCE CO  OF AMERICA
filed 2004-03-29
CIK 925988

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    Form 10-K

              Annual Report Pursuant to Section 13 or 15(d) of the
                         Securities Exchange Act of 1934

For the fiscal year ended December 31, 2003      Commission file number: 333-49581, 033-63657
                          -----------------                              --------------------

                        ING Insurance Company of America
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

              Florida                                06-1286272
--------------------------------------------------------------------------------
  (State or other jurisdiction of                   (IRS employer
   incorporation or organization                 identification no.)

Corporate Center One, 2202 North Westshore Boulevard #350, Tampa, Florida         33607
---------------------------------------------------------------------------------------------
                    (Address of principal executive offices)                    (Zip Code)

Registrant's telephone number, including area code (813) 281-3773
                                                   --------------

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

                                 Yes /X/   No / /

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this form 10-K or any amendment to this Form 10-K.

                                 Yes /X/   No / /

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

                                 Yes / /   No /X/

APPLICABLE ONLY TO CORPORATE ISSUERS:
Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 25,500 shares of Common Stock as of March 25, 2004, all of which were directly owned by ING Life Insurance and Annuity Company.

NOTE: WHEREAS ING INSURANCE COMPANY OF AMERICA MEETS THE CONDITIONS SET FORTH IN GENERAL INSTRUCTION I(1)(a) AND (b) OF FORM 10-K, THIS FORM IS BEING FILED WITH THE REDUCED DISCLOSURE FORMAT PURSUANT TO GENERAL INSTRUCTION I(2).

                        ING INSURANCE COMPANY OF AMERICA
      (A wholly-owned subsidiary of ING Life Insurance and Annuity Company)
                           Annual Report on Form 10-K
                      For the Year Ended December 31, 2003

                                TABLE OF CONTENTS

FORM 10-K
ITEM NO.                                                                                           PAGE
---------                                                                                          ----
                                                  PART I

Item 1.     Business**                                                                                3
Item 2.     Properties**                                                                              6
Item 3.     Legal Proceedings                                                                         6
Item 4.     Submission of Matters to a Vote of Security Holders*                                      6

                                                  PART II

Item 5.     Market for Registrant's Common Equity and Related Stockholder Matters                     7
Item 6.     Selected Financial Data*                                                                  7
Item 7.     Management's Narrative Analysis of the Results of Operations and
               Financial Condition**                                                                  7
Item 7A.    Quantitative and Qualitative Disclosures About Market Risk                               15
Item 8.     Financial Statements and Supplementary Data                                              16
Item 9.     Changes in and Disagreements with Accountants on Accounting and Financial Disclosure     40
Item 9A.    Controls and Procedures                                                                  40

                                                  PART III

Item 10.    Directors and Executive Officers of the Registrant*                                      40
Item 11.    Executive Compensation*                                                                  40
Item 12.    Security Ownership of Certain Beneficial Owners and Management*                          40
Item 13.    Certain Relationships and Related Transactions*                                          40
Item 14.    Principal Accountant Fees and Services*                                                  40

                                                  PART IV

Item 15.    Exhibits, Financial Statement Schedules, and Reports on Form 8-K                         41

            Index on Financial Statement Schedules                                                   44
            Signatures                                                                               47

 * Item omitted pursuant to General Instruction I(2) of Form 10-K, except as to Part III, Item 10 with respect to compliance with Sections 406 and 407 of the Sarbanes-Oxley Act of 2002
** Item prepared in accordance with General Instruction I(2) of Form 10-K

                                     PART I

ITEM 1.    BUSINESS

ORGANIZATION OF BUSINESS

ING Insurance Company of America ("IICA," or the "Company"), is a stock life insurance company organized in 1990 under the insurance laws of Connecticut. Effective January 5, 2000, the Company's state of domicile changed from Connecticut to Florida. The Company is a wholly-owned subsidiary of ING Life Insurance and Annuity Company ("ILIAC"). ILIAC was a wholly-owned subsidiary of ING Retirement Holdings, Inc. ("HOLDCO"), which was a wholly-owned subsidiary of ING Retirement Services, Inc. ("IRSI") until March 30, 2003. IRSI was a wholly-owned subsidiary of Lion Connecticut Holdings Inc. ("Lion") until March 30, 2003, which in turn was ultimately owned by ING Groep N.V. ("ING"), a financial services company based in The Netherlands. On March 30, 2003, a series of mergers occurred in the following order: IRSI merged into Lion, HOLDCO merged into Lion. As a result, ILIAC is now a direct wholly-owned subsidiary of Lion.

On December 13, 2000, ING America Insurance Holdings, Inc., an indirect wholly-owned subsidiary of ING, acquired Aetna Inc., comprised of the Aetna Financial Services business, of which the Company is a part, and Aetna International businesses, for approximately $7,700.0 million. The purchase price was comprised of approximately $5,000.0 million in cash and the assumption of $2,700.0 million of outstanding debt and other net liabilities. In connection with the acquisition, Aetna Inc. was renamed Lion.

PRODUCTS AND SERVICES

Management has determined that under Statement of Financial Accounting Standards No. 131, DISCLOSURE ABOUT SEGMENTS OF AN ENTERPRISE AND RELATED INFORMATION, the Company has one operating segment, ING U.S. Financial Services ("USFS").

The Company principally offers annuity contracts to individuals on a qualified and non-qualified basis and to employer-sponsored retirement plans qualified under Internal Revenue Code Sections 401, 403 and 408. These contracts may be deferred or immediate ("payout annuities").

INVESTMENT OPTIONS

The Company's products provide customers with variable and/or fixed investment options. Variable options generally provide for full assumption by the customer of investment risks. Assets supporting variable options are held in separate accounts that invest in mutual funds advised and/or distributed by the Company or its affiliates or advised and/or distributed by non-affiliates. Variable separate account investment income and realized capital gains and losses are not reflected in the Company's statements of income.

Fixed options are either "fully guaranteed" or "experience-rated". Fully guaranteed fixed options provide guarantees on investment return, maturity values, and if applicable, benefit payments. Other fixed options are "experience rated" and require the customer to assume investment (including realized capital gains and losses on the sale of invested assets) and other risks subject to, among other things, principal and interest guarantees. The Company will not be issuing these other fixed options in 2002 and beyond.

FEES AND MARGINS

Insurance charges or other fees earned by the Company vary by product and depend, among other factors, on the funding option selected by the customer under the product. For annuity products where assets are allocated to variable funding options, the Company may charge the separate account asset-based insurance and expense fees. In addition, when a customer selects an affiliated mutual fund as a variable funding option, the Company may receive compensation from the fund's adviser, administrator or other affiliated entity for the performance of certain shareholder services. The Company may also receive administrative service, distribution (12b-1), and/or service plan fees, in addition to compensation from the fund's adviser, administrator or other affiliated entity for the performance of certain shareholder services. For fixed funding options, the Company earns a margin, which is based on the difference between income earned on the investments supporting the liability and interest credited to customers. The Company may also receive other fees or charges depending on the nature of the products.

ASSETS UNDER MANAGEMENT AND ADMINISTRATION

A substantial portion of fees or other charges and margins is based on assets under management. Assets under management are principally affected by net deposits (i.e. deposits, including new contracts, less surrenders), investment performance (e.g. interest credited to customer accounts for fixed options or market performance for variable options) and customer retention. Assets under management, excluding net unrealized capital gains and losses related to market value adjustments required under Statement of Financial Accounting Standards ("FAS") No. 115, were $723.3 million, $689.1 million and $897.4 million at December 31, 2003, 2002 and 2001, respectively. Assets under management are available for policyholder withdrawal and are subject to fair value adjustments and/or deferred surrender charges.

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

PRINCIPAL MARKETS AND METHOD OF DISTRIBUTION

The Company's products are offered primarily to individuals and employer-sponsored groups in the education market. The Company's products generally are sold through a managed network of broker/dealers and dedicated career agents.

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

MISCELLANEOUS

The Company utilizes the employees of its affiliates and receives an expense allocation, at cost, based on the utilization of these employees.

The Company uses ING's computer facilities. The Company's management believes that ING's computer facilities, systems and related procedures are adequate to meet its business needs. ING's data processing systems and backup and security policies, practices and procedures are regularly evaluated by ING's management and internal auditors and are modified as considered necessary.

The Company is not dependent upon any single customer and no single customer accounted for 10% or more of revenue in 2003. In addition, the loss of business from any one, or a few, independent brokers or agents would not have a material adverse effect on the earnings of the Company.

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

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Omitted pursuant to General Instruction I(2)(c) of Form 10-K.

                                     PART II

ITEM 5.    MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

All of the Company's outstanding shares are owned by ILIAC, which is a wholly-owned subsidiary of Lion, which is ultimately owned by ING.

ITEM 6.    SELECTED FINANCIAL DATA

Omitted pursuant to General Instruction I(2)(a) of Form 10-K.

ITEM 7. MANAGEMENT'S NARRATIVE ANALYSIS OF THE RESULTS OF OPERATIONS AND FINANCIAL CONDITION

OVERVIEW

The following narrative analysis of the results of operations and financial condition presents a review of the Company for the twelve month periods ended December 31, 2003 versus 2002.

CHANGE IN ACCOUNTING PRINCIPLE

During 2002, the Company adopted Financial Accounting Standards Board ("FASB") Statement of Financial Accounting Standards No. 142, GOODWILL AND OTHER INTANGIBLE ASSETS ("FAS No. 142"). The adoption of this standard resulted in an impairment loss of $101.8 million. The Company, in accordance with FAS No. 142, recorded the impairment loss retroactive to the first quarter of 2002; prior quarters of 2002 were restated accordingly. This impairment loss represented the entire carrying amount of goodwill, net of accumulated amortization. This impairment charge was shown as a change in accounting principle on the December 31, 2002 Income Statement.

RESULTS OF OPERATIONS

Fee income for the year ended December 31, 2003 decreased by $1.8 million compared to the year ended December 31, 2002. A substantial portion of fee income is calculated based on variable assets under management. The decrease in fee income was primarily due to a decrease in the Company's average variable assets under management. The Company's variable assets under management declined due to normal net cash outflows, partially offset by improved equity market returns.

Net investment income decreased $0.1 million for the year ended December 31, 2003, respectively, compared to the same periods in 2002. Net investment income decreased due to the lower interest rate environment.

Net realized capital gains for the year ended December 31, 2003 increased by $4.7 million compared to the year ended 2002. Net realized gains resulted from sales of fixed maturities having a fair value greater than book value primarily due to declining interest rates.

Interest credited and other benefits to policyholders decreased $3.7 million in contrast to the comparative period in 2002. The decrease was primarily a result of a decline in assets under management with fixed options coupled with a decrease in credited interest rates resulting from a management decision to lower credited rates as a result of the lower interest rate environment in 2003 compared to 2002.

Underwriting, acquisition, and insurance expenses for the year ended December 31, 2003 decreased by $0.1 million compared to the same period in 2002. The lower expenses are primarily due to decreases in general expenses and commissions substantially offset by a decrease in policy acquisition costs deferred. The reduction in general expenses was a result of lower allocation of expenses from the Company's parent. Commissions decreased during the periods as a result of decreases in new and renewal business generated during the year ended December 31, 2003 as compared to the same period in 2002. Policy acquisition costs deferred decreased primarily due to lower commissions and other acquisition costs during the respective periods.

Amortization of deferred policy acquisition costs and value of business acquired for the year ended December 31, 2003, decreased by $7.0 million compared to the same period in 2002. Decreased amortization during the year was primarily due to improved market and fund performance. Amortization of long-duration products is recorded in proportion to actual and estimated future gross profits. Estimated gross profits are computed based on assumptions related to the underlying contracts, including but not limited to interest margins, surrenders, withdrawals, expenses, and asset growth. The decrease in the amortization of deferred policy acquisition costs and value of insurance acquired reflects the impact of these variables on the overall book of business.

The cumulative effect of change in accounting principle for the year ended December 31, 2002, was a loss of $101.8 million, related to the adoption of FAS No. 142, which addresses the value of goodwill and other intangible assets.

Net income, excluding cumulative effect of change in accounting principle, increased by $9.6 million for the year ended December 31, 2003, as compared to the year ended December 31, 2002. Higher earnings are primarily the result of an increase in net realized capital gains and a decrease in amortization of deferred policy acquisition costs and value of business acquired partially offset by a decrease in fee income.

The Company's annuity deposits and assets under management were as follows:

(MILLIONS)                                              2003      2002      2001
--------------------------------------------------------------------------------
Deposits
  Annuities--fixed options                           $   4.6   $   6.6   $   7.1
  Annuities--variable options                           17.9      21.4      29.6
--------------------------------------------------------------------------------
Total deposits                                       $  22.5   $  28.0   $  36.7
================================================================================
Assets under management
  Annuities--fixed options (1)                       $ 138.9   $ 150.7   $ 156.1
  Annuities--variable options (2)                      584.4     538.4     741.3
--------------------------------------------------------------------------------
Total--assets under management                       $ 723.3   $ 689.1   $ 897.4
================================================================================

(1) Excludes net unrealized capital gains of $5.2 million, $8.0 million and $4.2 million at December 31, 2003, 2002 and 2001, respectively.
(2) Includes $440.5 million, $399.0 million and $564.9 million at December 31, 2003, 2002 and 2001, respectively, of assets invested through the Company's products in unaffiliated mutual funds.

FINANCIAL CONDITION

INVESTMENTS

FIXED MATURITIES

At December 31, 2003 and 2002, respectively, the Company's carrying value of available for sale fixed maturities including fixed maturities pledged to creditors (hereinafter referred to as "total fixed maturities") represented 100% of the total general account invested assets. For the same periods, $92.3 million, or 69% of total fixed maturities, and $118.2 million, or 91% of total fixed maturities, respectively, supported experience-rated products. Total fixed maturities reflected net unrealized capital gains of $5.2 million and $8.0 million at December 31, 2003 and 2002, respectively.

It is management's objective that the portfolio of fixed maturities be of high quality and be well diversified by market sector. The fixed maturities in the Company's portfolio are generally rated by external rating agencies and, if not externally rated, are rated by the Company on a basis believed to be similar to that used by the rating agencies. The average quality rating of the Company's fixed maturities portfolio was AA- at December 31, 2003 and 2002.

Fixed maturities rated BBB and below may have speculative characteristics, and changes in economic conditions or other circumstances are more likely to lead to a weakened capacity of the issuer to make principal and interest payments than is the case with higher rated fixed maturities.

The percentage of total fixed maturities by quality rating category is as follows:

                                                             DECEMBER 31, 2003   DECEMBER 31, 2002
--------------------------------------------------------------------------------------------------
AAA                                                                47.7%               53.9%
AA                                                                  1.2                 4.5
A                                                                  27.7                21.8
BBB                                                                22.6                17.4
BB                                                                  0.1                 0.3
B and below                                                         0.7                 2.1
--------------------------------------------------------------------------------------------------
   Total                                                          100.0%              100.0%
==================================================================================================

The percentage of total fixed maturities by market sector is as follows:

                                                             DECEMBER 31, 2003   DECEMBER 31, 2002
--------------------------------------------------------------------------------------------------
U.S. Corporate                                                     56.9%               41.9%
Residential Mortgaged-backed                                       19.7                18.0
U.S. Treasuries/Agencies                                            6.0                22.4
Commercial/Multifamily Mortgage-backed                              4.0                 5.2
Asset-backed                                                        6.2                 5.5
Foreign                                                             7.2                 7.0
--------------------------------------------------------------------------------------------------
   Total                                                          100.0%              100.0%
==================================================================================================

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

The Company has identified the following estimates as critical in that they involve a higher degree of judgment and are subject to a significant degree of variability: investment impairment testing, amortization of deferred acquisition costs and value of business acquired and goodwill impairment testing. In developing these estimates management makes subjective and complex judgments that are inherently uncertain and subject to material change as facts and circumstances develop. Although variability is inherent in these estimates, management believes the amounts provided are appropriate based upon the facts available upon compilation of the financial statements.

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

AMORTIZATION OF DEFERRED ACQUISITION COSTS AND VALUE OF BUSINESS ACQUIRED

Deferred policy acquisition costs ("DAC") and value of business acquired ("VOBA") are amortized with interest over the life of the contracts (usually 25 years) in relation to the present value of estimated gross profits from projected interest margins, asset-based fees, policy administration and surrender charges less policy maintenance fees and non-capitalized commissions.

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

One of the most significant assumptions involved in the estimation of future gross profits for variable universal life and variable deferred annuity products is the assumed return associated with future variable account performance. To reflect the near-term and long-term volatility in the equity markets this assumption involves a combination of near-term expectations and a long-term assumption about market performance. The overall return generated by the variable account is dependent on several factors, including the relative mix of the underlying sub-accounts among bond funds and equity funds as well as equity sector weightings.

As part of the regular analysis of DAC/VOBA, at the end of third quarter of 2002, the Company unlocked its long-term rate of return assumptions. The Company reset long-term assumptions for the separate account returns to 9.0% (gross before fund management fees and mortality and expense and other policy charges), as of December 31, 2002, reflecting a blended return of equity and other sub-accounts. The initial unlocking adjustment in 2002 was primarily driven by the sustained downturn in the equity markets and revised expectations for future returns. During 2002, the Company recorded an acceleration of DAC/VOBA amortization totaling $3.5 million before tax, or $2.3 million, net of $1.2 million of federal income tax benefit.

The Company has remained unlocked during 2003, and reset long-term assumptions for the separate account returns from 9.0% to 8.5% (gross before fund management fees and mortality and expense and other policy charges), as of December 31, 2003, maintaining a blended return of equity and other sub-accounts. The 2003 unlocking adjustment from the previous year was primarily driven by improved market performance. For the year ended December 31, 2003, the Company recorded a deceleration of DAC/VOBA amortization totaling $1.1 million before tax, or $0.7 million, net of $0.4 million of federal income tax expense.

GOODWILL IMPAIRMENT TESTING

The Company tested goodwill as of January 1, 2002 for impairment using fair value calculations based on the present value of estimated future cash flows from business currently in force and business that we estimate we will add in the future. These calculations require management to make estimates on the amount of future revenues and the appropriate discount rate. The calculated fair value of goodwill and the resulting impairment loss recorded is based on these estimates, which require a significant amount of management judgment. The adoption of FAS No. 142 resulted in the impairment of the Company's entire goodwill balance during 2002. Refer to Note 1 of the Financial Statements for a discussion of the results of the Company's goodwill testing procedures and to Management's Narrative Analysis of the Results of Operations and Financial Condition for the impact these procedures had on the Company's income.

OFF-BALANCE SHEET ARRANGEMENTS

In January 2003, the FASB issued FASB Interpretation 46, CONSOLIDATION OF VARIABLE INTEREST ENTITIES, AN INTERPRETATION OF ARB NO.51 ("FIN 46"). In December 2003, the FASB modified FIN 46 to make certain technical revisions and address certain implementation issues that had arisen. FIN 46 provides a new framework for identifying variable interest entities ("VIE") and determining when a company should include the assets, liabilities, noncontrolling interests and results of activities of a VIE in its consolidated financial statements.

In general, a VIE is a corporation, partnership, limited- liability corporation, trust, or any other legal structure used to conduct activities or hold assets that either (1) has an insufficient amount of equity to carry out its principal activities without additional subordinated financial support, (2) has a group of equity owners that are unable to make significant decisions about its activities, or (3) has a group of equity owners that do not have the obligation to absorb losses or the right to receive returns generated by its operations.

FIN 46 requires a VIE to be consolidated if a party with an ownership, contractual or other financial interest in the VIE (a variable interest holder) is obligated to absorb a majority of the risk of loss from the VIE's activities, is entitled to receive a majority of the VIE's residual returns (if no party absorbs a majority of the VIE's losses), or both. A variable interest holder that consolidates the VIE is called the primary beneficiary. Upon consolidation, the primary beneficiary generally must initially record all of the VIE's assets, liabilities and noncontrolling interests at fair value and subsequently account for the VIE as if it were consolidated based on majority voting interest. FIN 46 also requires disclosures about VIEs that the variable interest holder is not required to consolidate, but in which it has a significant variable interest.

At December 31, 2003, the Company held the following investments that, for purposes of FIN 46, were evaluated and determined to not require consolidation in the Company's financial statements:

ASSET TYPE                                              PURPOSE         BOOK VALUE (1)   MARKET VALUE
-----------------------------------------------------------------------------------------------------
Private Corporate Securities--synthetic leases;
  project financings; credit tenant leases        Investment Holdings       $  3.0          $  3.1
Commercial Mortgage Obligations (CMO)             Investment Holdings         26.3            26.2
Asset Backed Securities (ABS)                     Investment Holdings          6.0             6.3
Commercial Mortgage Backed Securities (CMBS)      Investment Holdings          4.9             5.3

(1) Represents maximum exposure to loss except for those structures for which the Company also receives asset management fees

As of December 31, 2003, the Company had no significant contractual obligations.

LEGISLATIVE INITIATIVES

The Jobs and Growth Tax Relief Reconciliation Act of 2003, which was enacted in the second quarter, may impact the Company. The Act's provisions, which reduce the tax rates on long-term capital gains and corporate dividends, impact the relative competitiveness of the Company's products especially variable annuities.

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

OTHER REGULATORY MATTERS

Like many financial services companies, certain U.S. affiliates of ING Groep N.V. have received informal and formal requests for information since September 2003 from various governmental and self-regulatory agencies in connection with investigations related to mutual funds and variable insurance products. ING has cooperated fully with each request.

In addition to responding to regulatory requests, ING management initiated an internal review of trading in ING insurance, retirement, and mutual fund products. The goal of this review has been to identify whether there have been any instances of inappropriate trading in those products by third parties or by ING investment professionals and other ING personnel. This internal review is being conducted by independent special counsel and auditors. Additionally, ING reviewed its controls and procedures in a continuing effort to deter improper frequent trading in ING products. ING's internal reviews related to mutual fund trading are continuing.

The internal review has identified several arrangements allowing third parties to engage in frequent trading of mutual funds within our variable insurance and mutual fund products, and identified other circumstances where frequent trading occurred despite measures taken by ING intended to combat market timing. Most of the identified arrangements were initiated prior to ING's acquisition of the businesses in question. In each arrangement identified, ING has terminated the inappropriate trading, taken steps to discipline or terminate employees who were involved, and modified policies and procedures to deter inappropriate activity. While the review is not completed, management believes the activity identified does not represent a systemic problem in the businesses involved.

These instances included agreements (initiated in 1998) that permitted one variable life insurance customer of Reliastar Life Insurance Company ("Reliastar") to engage in frequent trading, and to submit orders until 4pm Central Time, instead of 4pm Eastern Time. Reliastar was acquired by ING in 2000. The late trading arrangement was immediately terminated when current senior management became aware of it in 2002. ING believes that no profits were realized by the customer from the late trading aspect of the arrangement.

In addition, the review has identified five arrangements that allowed frequent trading of funds within variable insurance products issued by Reliastar and by ING USA Annuity & Life Insurance Company; and in certain ING Funds. ING entities did not receive special benefits in return for any of these arrangements, which have all been terminated. The internal review also identified two investment professionals who engaged in improper frequent trading in ING Funds.

ING will reimburse any ING Fund or its shareholders affected by inappropriate trading for any profits that accrued to any person who engaged in improper frequent trading for which ING is responsible. Management believes that the total amount of such reimbursements will not be material to ING or its U.S. business.

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

ITEM 7A.   QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

Asset/liability management is integrated into many aspects of the Company's operations, including investment decisions, product development, and determination of crediting rates. As part of the risk management process, different economic scenarios are modeled, including cash flow testing required for insurance regulatory purposes, to determine that existing assets are adequate to meet projected liability cash flows. Key variables in the modeling process include interest rates, anticipated policyholder behavior and variable separate account performance. Policyholders bear the investment risk related to variable insurance products.

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

ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                          INDEX TO FINANCIAL STATEMENTS

                                                                                PAGE
                                                                                ----
Report of Independent Auditors                                                    19

Financial Statements:

      Income Statements for the years ended December 31, 2003, 2002 and 2001      20

      Balance Sheets as of December 31, 2003 and 2002                             21

      Statements of Changes in Shareholder's Equity for the years ended
           December 31, 2003, 2002 and 2001                                       22

      Statements of Cash Flows for the years ended
           December 31, 2003, 2002 and 2001                                       23

Notes to Financial Statements                                                     24

                         REPORT OF INDEPENDENT AUDITORS

The Board of Directors
ING Insurance Company of America

We have audited the accompanying balance sheets of ING Insurance Company of America as of December 31, 2003 and 2002, and the related income statements, statements of changes in shareholder's equity, and statements of cash flows for each of the three years in the period ended December 31, 2003. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of ING Insurance Company of America as of December 31, 2003 and 2002, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2003, in conformity with accounting principles generally accepted in the United States.

As discussed in Note 1 to the financial statements, the Company changed its accounting for goodwill and other intangible assets effective January 1, 2002.


                                                     /s/ Ernst & Young LLP


Atlanta, Georgia
March 22, 2004

                        ING INSURANCE COMPANY OF AMERICA
      (A wholly-owned subsidiary of ING Life Insurance and Annuity Company)

                                INCOME STATEMENTS
                                   (Millions)

                                                              YEAR ENDED DECEMBER 31,
                                                           ------------------------------
                                                            2003       2002        2001
                                                           -------   ---------   --------
Revenues:
   Fee income                                              $   6.7   $     8.5   $   14.6
   Net investment income                                       6.6         6.7        9.9
   Net realized capital gains (losses)                         2.3        (2.4)       0.9
                                                           -------   ---------   --------
           Total revenue                                      15.6        12.8       25.4
                                                           -------   ---------   --------
Benefits, losses and expenses:
   Benefits:
      Interest credited and other benefits
         to policyholders                                      0.3         4.0        7.2
   Underwriting, acquisition, and insurance expenses:
      General expenses                                         1.9         2.2        0.8
      Commissions                                              1.8         2.1        2.4
      Policy acquisition costs deferred                       (0.3)       (0.8)      (1.0)
   Amortization:
      Deferred policy acquisition costs and value
      of business acquired                                     3.6        10.6        4.8
      Goodwill                                                  --          --        2.6
                                                           -------   ---------   --------
           Total benefits, losses and expenses                 7.3        18.1       16.8
                                                           -------   ---------   --------

Income (loss) before income taxes and cumulative effect
   of change in accounting principle                           8.3        (5.3)       8.6
Income tax expense (benefit)                                   2.0        (2.0)       3.7
                                                           -------   ---------   --------
Income (loss) before cumulative effect of change
   in accounting principle                                     6.3        (3.3)       4.9
Cumulative effect of change in accounting principle             --      (101.8)        --
                                                           -------   ---------   --------

Net income (loss)                                          $   6.3   $  (105.1)  $    4.9
                                                           =======   =========   ========

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE FINANCIAL STATEMENTS.

                        ING INSURANCE COMPANY OF AMERICA
      (A wholly-owned subsidiary of ING Life Insurance and Annuity Company)

                                 BALANCE SHEETS
                          (Millions, except share data)

                                                                                AS OF DECEMBER 31,
                                                                                2003         2002
                                                                             ----------   ----------
ASSETS:
Investments
Fixed maturities, available for sale, at fair value
   (amortized cost of $127.9 at 2001 and $121.6 at 2002)                     $   133.1     $   129.6
Cash and cash equivalents                                                          4.8           5.2
Accrued investment income                                                          1.3           1.5
Deferred policy acquisition costs                                                  0.9           1.2
Value of business acquired                                                        31.6          34.2
Other Assets                                                                      19.7          14.5
Assets held in separate accounts                                                 660.7         622.0
                                                                             ---------     ---------
Total assets                                                                 $   852.1     $   808.2
                                                                             =========     =========
Liabilities and Shareholder's Equity
Policy liabilities and accruals:
  Other policyholders' funds                                                 $    86.6     $    91.1
Current income taxes                                                               1.7           2.1
Deferred income taxes                                                              7.9           6.3
Other liabilities                                                                  2.6           0.8
Liabilities related to separate accounts                                         660.7         622.0
                                                                             ---------     ---------
Total liabilities                                                            $   759.5     $   722.3
                                                                             =========     =========
Shareholder equity
Common Stock (35,000 shares authorized; 25,000 issued
   and outstanding $100 per share per value)                                       2.5           2.5
Additional paid-in capital                                                       181.2         181.2
Accumulated other comprehensive income                                             2.2           1.8
Retained deficit                                                                 (93.3)        (96.6)

Total shareholder's equity                                                        92.6          85.9
                                                                             ---------     ---------
Total liabilities and shareholder's equity                                   $   852.1     $   808.2
                                                                             =========     =========

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE FINANCIAL STATEMENTS.

                        ING INSURANCE COMPANY OF AMERICA
      (A wholly-owned subsidiary of ING Life Insurance and Annuity Company)

                  STATEMENTS OF CHANGES IN SHAREHOLDER'S EQUITY
                                   (Millions)

                                                           ACCUMULATED
                                             ADDITIONAL       OTHER       RETAINED        TOTAL
                                    COMMON     PAID-IN    COMPREHENSIVE   EARNINGS    SHAREHOLDER'S
                                     STOCK     CAPITAL       INCOME       (DEFICIT)      EQUITY
                                    ------   ----------   -------------   ---------   -------------
Balance at December 31, 2000        $  2.5   $    181.3   $         0.2   $     0.6   $       184.6
   Comprehensive income:
     Net income                         --           --              --         4.9             4.9
     Other comprehensive
         income net of tax:
         Unrealized gain on
           securities ($1.7
           pretax)                      --           --             1.1          --             1.1
                                                                                      -------------
   Comprehensive income                                                                         6.0
   Return of capital                    --         (0.4)             --          --            (0.4)
                                    ------   ----------   -------------   ---------   -------------
Balance at December 31, 2001           2.5        180.9             1.3         5.5           190.2
   Comprehensive income:
     Net loss                           --           --              --      (105.1)         (105.1)
     Other comprehensive
         income net of tax:
         Unrealized gain on
           securities ($0.8
           pretax)                      --           --             0.5          --             0.5
                                                                                      -------------
   Comprehensive loss                                                                        (104.6)
   SERP--transfer                       --          0.3              --          --             0.3
                                    ------   ----------   -------------   ---------   -------------
Balance at December 31, 2002           2.5        181.2             1.8       (99.6)           85.9
   Comprehensive income:
     Net income                         --           --              --         6.3             6.3
     Other comprehensive
         income net of tax:
         Unrealized gain on
           securities ($0.6
           pretax)                      --           --             0.4          --             0.4
                                                                                      -------------
   Comprehensive income                                                                         6.7
                                    ------   ----------   -------------   ---------   -------------
Balance at December 31, 2003        $  2.5   $    181.2   $         2.2   $  (93.3)   $        92.6
                                    ======   ==========   =============   =========   =============

                        ING INSURANCE COMPANY OF AMERICA
      (A wholly-owned subsidiary of ING Life Insurance and Annuity Company)

                            STATEMENTS OF CASH FLOWS
                                   (Millions)

                                                                                      YEAR ENDED DECEMBER 31,
                                                                                ----------------------------------
                                                                                   2003         2002        2001
                                                                                ----------   ----------   --------
Cash Flows from Operating Activities:
Net income (loss)                                                               $      6.3   $   (105.1)  $    4.9
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
   Net amortization of discount on debt securities                                     0.2           --         --
   Net realized capital (gain) losses                                                 (2.3)         2.4       (0.9)
   (Increase) decrease in accrued investment income                                    0.2          0.5       (0.4)
   (Increase) decrease in deferred policy acquisition costs                            0.3         (0.4)       3.8
   (Increase) decrease in value of business acquired                                   2.6          10.2         --
   Amortization of goodwill, net of adjustments                                         --           --        2.6
   Goodwill impairment                                                                  --        101.8         --
   Change in other assets and liabilities                                             (6.7)         7.3        1.3
   Net change in amounts due to/from parent and affiliate                               --           --       (0.3)
   Provision for deferred income taxes                                                 1.4          1.3        3.1
   Other, net                                                                           --          0.1         --
                                                                                ----------   ----------   --------
Net cash provided by operating activities                                              2.0         18.1       14.1
                                                                                ----------   ----------   --------
Cash Flows from Investing Activities:
   Proceeds from the sale of:
     Fixed maturities available for sale                                             192.0        117.2       67.6
     Short-term investments                                                             --           --        2.8
   Investment maturities and collections of:
     Fixed maturities available for sale                                              14.3         15.9       12.1
   Acquisition of investments:
     Fixed maturities available for sale                                            (210.3)      (128.1)     (71.3)
   Other, net                                                                         (0.2)         0.7         --
                                                                                ----------   ----------   --------
Net cash provided by (used for) investing activities                                  (4.2)         5.7       11.2
                                                                                ----------   ----------   --------
Cash Flows from Financing Activities:
   Deposits and interest credited for investment contracts                             7.7          8.0        6.3
   Maturities and withdrawals from insurance contracts                                (2.2)       (26.4)     (29.7)
   Return of capital                                                                    --           --       (0.4)
   Transfers from (to) separate accounts                                              (3.7)         0.4      (11.2)
                                                                                ----------   ----------   --------
Net cash provided by (used for) financing activities                                   1.8        (18.0)     (35.0)
                                                                                ----------   ----------   --------
Net increase (decrease) in cash and cash equivalents                                  (0.4)         5.8       (9.7)
Cash and cash equivalents, beginning of period                                         5.2         (0.6)       9.1
                                                                                ----------   ----------   --------
Cash and cash equivalents, end of period                                        $      4.8   $      5.2   $   (0.6)
                                                                                ==========   ==========   ========
Supplemental cash flow information:
Income taxes (received) paid, net                                               $      1.1   $     (1.3)  $    0.3
                                                                                ==========   ==========   ========

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE FINANCIAL STATEMENTS.

NOTES TO FINANCIAL STATEMENTS

1.   SIGNIFICANT ACCOUNTING POLICIES

     PRINCIPLES OF CONSOLIDATION

     ING Insurance Company of America ("IICA," or the "Company"), formerly known as Aetna Insurance Company of America ("AICA"), is a provider of financial services in the United States. The Company is a wholly-owned subsidiary of ING Life Insurance and Annuity Company ("ILIAC"). ILIAC was a wholly-owned subsidiary of ING Retirement Holdings, Inc. ("HOLDCO"), which was a wholly-owned subsidiary of ING Retirement Services, Inc. ("IRSI"). IRSI was a wholly-owned subsidiary of Lion Connecticut Holdings, Inc. ("Lion") until March 30, 2003, which in turn was ultimately owned by ING Groep N.V. ("ING"), a financial services company based in The Netherlands. On March 30, 2003, a series of mergers occurred in the following order: IRSI merged into Lion, HOLDCO merged into Lion. As a result ILIAC is now a direct wholly-owned subsidiary of Lion.

     On December 13, 2000, ING America Insurance Holdings, Inc., ("ING AIH") an indirect wholly-owned subsidiary of ING, acquired Aetna Inc., comprised of the Aetna Financial Services business, of which the Company is a part, and Aetna International businesses, for approximately $7,700.0 million. The purchase price was comprised of approximately $5,000.0 million in cash and the assumption of $2,700.0 million of outstanding debt and other net liabilities. In connection with the acquisition, Aetna Inc. was renamed Lion.

     The Company has one operating segment, ING U.S. Financial Services ("USFS"), and all revenue reported by the Company comes from external customers.

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

     RECENTLY ADOPTED ACCOUNTING STANDARDS

     ACCOUNTING FOR GOODWILL AND INTANGIBLE ASSETS

     During 2002, the Company adopted Financial Accounting Standards Board ("FASB") Statement of Financial Accounting Standards No. 142, GOODWILL AND OTHER INTANGIBLE ASSETS ("FAS No. 142"). The adoption of this standard resulted in an impairment loss of $101.8 million. The Company, in accordance with FAS No. 142, recorded the impairment loss retroactive to the first quarter of 2002; prior quarters of 2002 were restated accordingly. This impairment loss represented the entire carrying amount of goodwill, net of accumulated amortization. This impairment charge was shown as a change in accounting principle on the December 31, 2002 Income Statement.

     Application of the nonamortization provision (net of tax) of the standard resulted in an increase in net income of $3.8 million for the twelve months ended December 31, 2002. Had the Company been accounting for goodwill under FAS No. 142 for all periods presented, the Company's net income would have been as follows:

                                                           YEAR ENDED
                                                          DECEMBER 31,
     (MILLIONS)                                               2001
     -----------------------------------------------------------------
     Reported net income                                    $  4.9
     Add back goodwill amortization, net of tax                2.6
     -----------------------------------------------------------------
     Adjusted net income                                    $  7.5
     =================================================================

     ACCOUNTING FOR DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES

     In June 1998, the (FASB) issued FAS No. 133, ACCOUNTING FOR DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES, as amended and interpreted by FAS No. 137, ACCOUNTING FOR DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES--Deferral of the Effective Date of FASB Statement 133, FAS No. 138, ACCOUNTING FOR CERTAIN DERIVATIVE INSTRUMENTS AND CERTAIN HEDGING ACTIVITIES--an Amendment of FASB No. 133, and certain FAS No. 133 implementation issues. This standard, as amended, requires companies to record all derivatives on the balance sheet as either assets or liabilities and measure those instruments at fair value. The manner in which companies are to record gains or losses resulting from changes in the fair values of those derivatives depends on the use of the derivative and whether it qualifies for hedge accounting. FAS No. 133 was effective for the Company's financial statements beginning January 1, 2001.

     Adoption of FAS No. 133 did not have a material effect on the Company's financial position or results of operations given the Company's limited derivative holdings and embedded derivative holdings.

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

     The Derivative Implementation Group ("DIG") responsible for issuing guidance on behalf of the FASB for implementation of FAS No. 133, ACCOUNTING FOR DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES recently issued Statement Implementation Issue No. B36, EMBEDDED DERIVATIVES:
     MODIFIED COINSURANCE ARRANGEMENTS AND DEBT INSTRUMENTS THAT INCORPORATE CREDIT RISK EXPOSURES THAT ARE UNRELATED OR ONLY PARTIALLY RELATED TO THE CREDIT WORTHINESS OF THE OBLIGOR UNDER THOSE INSTRUMENTS ("DIG B36"). Under this interpretation, modified coinsurance and coinsurance with funds withheld reinsurance agreements as well as other types of receivables and payables where interest is determined by reference to a pool of fixed maturity assets or total return debt index may be determined to contain embedded derivatives that are required to be bifurcated. The required date of adoption of DIG B36 for the Company was October 1, 2003. The Company completed its evaluation of DIG B36 and determined that it has no investment or insurance products that require implementation of the guidance, and therefore, the guidance did not impact Company's financial position, results of operations or cash flows.

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

     VARIABLE INTEREST ENTITIES

     In January 2003, the FASB issued FASB Interpretation 46, CONSOLIDATION OF VARIABLE INTEREST ENTITIES, AN INTERPRETATION OF ARB NO. 51 ("FIN 46"). In December 2003, the FASB modified FIN 46 to make certain technical revisions and address certain implementation issues that had arisen. FIN 46 provides a new framework for identifying variable interest entities ("VIE") and determining when a company should include the assets, liabilities, noncontrolling interests and results of activities of a VIE in its consolidated financial statements.

     In general, a VIE is a corporation, partnership, limited- liability corporation, trust, or any other legal structure used to conduct activities or hold assets that either (1) has an insufficient amount of equity to carry out its principal activities without additional subordinated financial support, (2) has a group of equity owners that are unable to make significant decisions about its activities, or (3) has a group of equity owners that do not have the obligation to absorb losses or the right to receive returns generated by its operations.

     FIN 46 requires a VIE to be consolidated if a party with an ownership, contractual or other financial interest in the VIE (a variable interest holder) is obligated to absorb a majority of the risk of loss from the VIE's activities, is entitled to receive a majority of the VIE's residual returns (if no party absorbs a majority of the VIE's losses), or both. A variable interest holder that consolidates the VIE is called the primary beneficiary. Upon consolidation, the primary beneficiary generally must initially record all of the VIE's assets, liabilities and noncontrolling interests at fair value and subsequently account for the VIE as if it were consolidated based on majority voting interest. FIN 46 also requires disclosures about VIEs that the variable interest holder is not required to consolidate, but in which it has a significant variable interest.

     At December 31, 2003, the Company held the following investments that, for purposes of FIN 46, were evaluated and determined to not require consolidation in the Company's financial statements:

          ASSET TYPE                                        PURPOSE           BOOK VALUE (1)   MARKET VALUE
     ------------------------------------------------------------------------------------------------------
     Private Corporate Securities--synthetic leases;
     project financings; credit tenant leases           Investment Holdings     $   3.0          $   3.1
     Commercial Mortgage Obligations (CMO)              Investment Holdings        26.3             26.2
     Asset Backed Securities (ABS)                      Investment Holdings         6.0              6.3
     Commercial Mortgage Backed Securities (CMBS)       Investment Holdings         4.9              5.3

     (1) Represents maximum exposure to loss except for those structures for which the Company also receives asset management fees

     NEW ACCOUNTING PRONOUNCEMENTS

     In July 2003, the American Institute of Certified Public Accountants ("AICPA") issued Statement of Position ("SOP") 03-1, ACCOUNTING AND REPORTING BY INSURANCE ENTERPRISES FOR CERTAIN NONTRADITIONAL LONG-DURATION CONTRACTS AND FOR SEPARATE ACCOUNTS, which the Company intends to adopt during first quarter 2004. The impact on the financial statements is not known at this time.

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

     Included in available-for-sale securities are investments that support experience-rated products. Experience-rated products are products where the customer, not the Company, assumes investment (including realized capital gains and losses) and other risks, subject to, among other things, minimum guarantees. Realized gains and losses on the sale of, as well as unrealized capital gains and losses on, investments supporting these products are reflected in other policyholders' funds. Realized capital gains and losses on all other investments are included in the Company's results of operations. Unrealized capital gains and losses on all other investments are reflected in shareholder's equity, net of related income taxes.

     Purchases and sales of fixed maturities and equity securities (excluding private placements) are recorded on the trade date. Purchases and sales of private placements and mortgage loans are recorded on the closing date.

     Fair values for fixed maturities are obtained from independent pricing services or broker/dealer quotations. Fair values for privately placed bonds are determined using a matrix-based model. The matrix-based model considers the level of risk-free interest rates, current corporate spreads, the credit quality of the issuer and cash flow characteristics of the security. The fair values for equity securities are based on quoted market prices. For equity securities not actively traded, estimated fair values are based upon values of issues of comparable yield and quality or conversion value where applicable.

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

     In September 2000, the FASB issued FAS No. 140, ACCOUNTING FOR TRANSFERS AND SERVICING OF FINANCIAL ASSETS AND EXTINGUISHMENTS OF LIABILITIES. In accordance with this new standard, general account securities on loan are reflected on the Balance Sheet as "Securities pledged to creditors." The Company had no securities pledged to creditors at December 31, 2003 and 2002.

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

     Short-term investments, consisting primarily of money market instruments and other fixed maturities issues purchased with an original maturity of 91 days to one year, are considered available for sale and are carried at fair value, which approximates amortized cost.

     The Company's use of derivatives is limited to economic hedging purposes. The Company enters into interest rate and currency contracts, including swaps, caps, and floors to reduce and manage risks associated with changes in value, yield, price, cash flow or exchange rates of assets or liabilities held or intended to be held. Changes in the fair value of open derivative contracts are recorded in net realized capital gains and losses.

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

     The amortization methodology varies by product type based upon two accounting standards: FAS No. 60, ACCOUNTING AND REPORTING BY INSURANCE ENTERPRISES ("FAS No. 60") and FAS No. 97, ACCOUNTING AND REPORTING BY INSURANCE ENTERPRISES FOR CERTAIN LONG-DURATION CONTRACTS AND REALIZED GAINS AND LOSSES FROM THE SALE OF INVESTMENT ("FAS No. 97").

     Under FAS No. 60, acquisition costs for traditional life insurance products, which primarily include whole life and term life insurance contracts, are amortized over the premium payment period in proportion to the premium revenue recognition.

     Under FAS No. 97, acquisition costs for universal life and investment-type products, which include universal life policies and fixed and variable deferred annuities, are amortized over the life of the blocks of policies (usually 25 years) in relation to the emergence of estimated gross profits from surrender charges, investment margins, mortality and expense fees, asset-based fee income, and actual realized gains (losses) on investments. Amortization is adjusted retrospectively when estimates of current or future gross profits to be realized from a group of products are revised.

     DAC and VOBA are written off to the extent that it is determined that future policy premiums and investment income or gross profits are not adequate to cover related expenses.

     Activity for the years ended December 31, 2003, 2002 and 2001 within VOBA were as follows:

     Balance at December 31, 2000                      $   58.7
     Adjustment of allocation purchase price               (7.6)
     Additions                                              0.2
     Interest accrued at 7%                                 3.3
     Amortization                                          (8.1)
     -------------------------------------------------------------
     Balance at December 31, 2001                          46.5
     Adjustments for unrealized gain (loss)                (2.1)
     Additions                                              0.2
     Amortization                                         (10.4)
     -------------------------------------------------------------
     Balance at December 31, 2002                          34.2
     Adjustment for unrealized gain (loss)                  0.6
     Interest accrued at 7%                                 1.7
     Amortization                                          (4.9)
     -------------------------------------------------------------
     Balance at December 31, 2003                          31.6
     =============================================================

     The estimated amount of VOBA to be amortized, net of interest, over the next five years is $6.8 million, $5.4 million, $4.1 million, $3.2 million and $2.6 million for the years 2004, 2005, 2006, 2007 and 2008, respectively. Actual amortization incurred during these years may vary as assumptions are modified to incorporate actual results.

     As part of the regular analysis of DAC/VOBA, at the end of third quarter of 2002, the Company unlocked its long-term rate of return assumptions. The Company reset long-term assumptions for the separate account returns to 9.0% (gross before fund management fees and mortality and expense and other policy charges), as of December 31, 2002, reflecting a blended return of equity and other sub-accounts. The initial unlocking adjustment in 2002 was primarily driven by the sustained downturn in the equity markets and revised expectations for future returns. During 2002, the Company recorded an acceleration of DAC/VOBA amortization totaling $3.5 million before tax, or $2.3 million, net of $1.2 million of federal income tax benefit.

     The Company has remained unlocked during 2003, and reset long-term assumptions for the separate account returns from 9.0% to 8.5% (gross before fund management fees and mortality and expense and other policy charges), as of December 31, 2003, maintaining a blended return of equity and other sub-accounts. The 2003 unlocking adjustment from the previous year was primarily driven by improved market performance. For the year ended December 31, 2003, the Company recorded a deceleration of DAC/VOBA amortization totaling $1.1 million before tax, or $0.7 million, net of $0.4 million of federal income tax expense.

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

     Reserves for immediate annuities with life contingent payout contracts are computed on the basis of assumed investment yield, mortality, and expenses, including a margin for adverse deviations. Such assumptions generally vary by plan, year of issue and policy duration. Reserve interest rates range from 4.9% to 8.0% for all years presented. Investment yield is based on the Company's experience. Mortality and withdrawal rate assumptions are based on relevant Company experience and are periodically reviewed against both industry standards and experience.

     Other Policyholders' funds include reserves for deferred annuity investment contracts and immediate annuities without life contingent payouts. Reserves on such contracts are equal to cumulative deposits less charges and withdrawals plus credited interest thereon (rates range from 3.0% to 8.7% for all years presented) net of adjustments for investment experience that the Company is entitled to reflect in future credited interest. These reserves also include unrealized gains/losses related to FAS No. 115 for experience-rated contracts. Reserves on contracts subject to experience rating reflect the rights of policyholders, plan participants, and the Company.

     REVENUE RECOGNITION

     For certain annuity contracts, fee income for the cost of insurance, surrender expenses, and other fees are recorded as revenue as fee income. Other amounts received for these contracts are reflected as deposits and are not recorded as revenue. Related policy benefits are recorded in relation to the associated premiums or gross profit so that profits are recognized over the expected lives of the contracts. When annuity payments with life contingencies begin under contracts that were initially investment contracts, the accumulated balance in the account is treated as a single premium for the purchase of an annuity and reflected as an offsetting amount in both premiums and current and future benefits in the Income Statement.

     SEPARATE ACCOUNT

     Separate Account assets and liabilities generally represent funds maintained to meet specific investment objectives of contractholders who bear the investment risk, subject, in some cases, to minimum guaranteed rates. Investment income and investment gains and losses generally accrue directly to such policyholders. The assets of each account are legally segregated and are not subject to claims that arise out of any other business of the Company.

     Separate Account assets supporting variable options under annuity contracts are invested, as designated by the policyholder or participant under a contract (who bears the investment risk subject, in limited cases, to minimum guaranteed rates) in shares of mutual funds which are managed by its affiliates, or other selected mutual funds not managed by the Company.

     Separate Account assets are carried at fair value. At December 31, 2003 and 2002, unrealized gains of $3.3 million and $2.7 million, respectively, after taxes, on assets supporting a guaranteed interest option are reflected in shareholder's equity.

     Separate Account liabilities are carried at fair value, except for those relating to the guaranteed interest option. Reserves relating to the guaranteed interest option are maintained at fund value and reflect interest credited at rates ranging from 2.4% to 6.4% in 2003 and 3.0% to 7.3% in 2002.

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

     Deferred corporate tax is stated at the face value and is calculated for temporary valuation differences between carrying amounts of assets and liabilities in the balance sheet and tax bases based on tax rates that are expected to apply in the period when the assets are realized or the liabilities are settled.

     Deferred tax assets are recognized to the extent that it is probable that taxable profits will be available against which the deductible temporary differences can be utilized. A deferred tax asset is recognized for the carryforward of unused tax losses to the extent that it is probable that future taxable profits will be available for compensation.

2.   INVESTMENTS

     Fixed maturities available for sale as of December 31 were as follows:

                                                                        GROSS       GROSS
                                                           AMORTIZED  UNREALIZED  UNREALIZED   FAIR
      2003 (MILLIONS)                                        COST       GAINS       LOSSES     VALUE
     ------------------------------------------------------------------------------------------------
      U.S. government and government agencies
        and authorities                                    $   7.6      $  0.4      $   --    $   8.0

      U.S. corporate securities:
           Public utilities                                    4.1         0.1          --        4.2
           Other corporate securities                         73.2         3.9         0.3       76.8
     ------------------------------------------------------------------------------------------------
        Total U.S. corporate securities                       77.3         4.0         0.3       81.0
     ------------------------------------------------------------------------------------------------

      Foreign securities:
           Other                                               9.0         0.6          --        9.6
     ------------------------------------------------------------------------------------------------
        Total foreign securities                               9.0         0.6          --        9.6
     ------------------------------------------------------------------------------------------------

      Mortgage-backed securities                              26.3         0.2         0.3       26.2

      Other asset-backed securities                            7.7         0.6          --        8.3
     ------------------------------------------------------------------------------------------------

      Total fixed maturities                               $ 127.9      $  5.8      $  0.6    $ 133.1
     ================================================================================================

                                                                        GROSS       GROSS
                                                           AMORTIZED  UNREALIZED  UNREALIZED   FAIR
      2002 (MILLIONS)                                        COST       GAINS       LOSSES     VALUE
     ------------------------------------------------------------------------------------------------
      U.S. government and government agencies
        and authorities                                    $  27.9      $  1.1      $   --    $  29.0

      U.S. corporate securities:
           Public utilities                                    6.2         0.2         0.2        6.2
           Other corporate securities                         50.4         4.5         0.1       54.8
     ------------------------------------------------------------------------------------------------
        Total U.S. corporate securities                       56.6         4.7         0.3       61.0
     ------------------------------------------------------------------------------------------------

      Foreign securities:
           Other                                               8.4         0.7          --        9.1
     ------------------------------------------------------------------------------------------------
        Total foreign securities                               8.4         0.7          --        9.1
     ------------------------------------------------------------------------------------------------

      Mortgage-backed securities                              22.0         1.3          --       23.3

      Other assets-backed securities                           6.7         0.5          --        7.2
     ------------------------------------------------------------------------------------------------

      Total fixed maturities                               $ 121.6      $  8.3      $  0.3    $ 129.6
     ================================================================================================

     At December 31, 2003 and 2002, net unrealized appreciation of $5.2 million and $8.0 million, respectively, on available-for-sale fixed maturities (including fixed maturities pledged to creditors in 2002) included $5.1 million and $7.3 million, respectively, related to experience-rated contracts, which were not reflected in shareholder's equity but in other policyholders' funds.

     The aggregate unrealized losses and related fair values of investments with unrealized losses as of December 31, 2003, are shown below by duration:

                                              UNREALIZED   FAIR
      (MILLIONS)                                 LOSS      VALUE
     ------------------------------------------------------------
      Duration category:
        Less than six months below cost        $   0.1    $  16.4
        More than six months and less than
          twelve months below cost                 0.5       29.4
     ------------------------------------------------------------
      Fixed maturities                         $   0.6    $  45.8
     ============================================================

     The losses more than 6 months and less than 12 months in duration of $0.5 million are primarily related to interest rate movement or spread widening for other than credit-related reasons. Business and operating fundamentals are performing as expected.

     The amortized cost and fair value of total fixed maturities for the year-ended December 31, 2003 are shown below by contractual maturity. Actual maturities may differ from contractual maturities because securities may be restructured, called, or prepaid.

                                              AMORTIZED    FAIR
      (MILLIONS)                                COST       VALUE
     ------------------------------------------------------------
      Due to mature:
        One year or less                       $   8.2    $   8.5
        After one year through five years         42.2       44.4
        After five years through ten years        28.2       28.9
        After ten years                           10.4       11.5
        Mortgage-backed securities                33.0       33.5
        Other asset-backed securities              5.9        6.3
     ------------------------------------------------------------
        Fixed maturities                       $ 127.9    $ 133.1
     ============================================================

     At December 31, 2003 and 2002, fixed maturities with fair values of $6.7 million and $6.5 million, respectively, were on deposit as required by regulatory authorities.

     The Company did not have investments in equity securities at December 31, 2003 or 2002.

     ESTIMATED FAIR VALUE

     The following disclosures are made in accordance with the requirements of FAS No. 107, DISCLOSURES ABOUT FAIR VALUE OF FINANCIAL INSTRUMENTS. FAS No. 107 requires disclosure of fair value information about financial instruments, whether or not recognized in the balance sheet, for which it is practicable to estimate that value. In cases where quoted market prices are not available, fair values are based on estimates using present value or other valuation techniques. Those techniques are significantly affected by the assumptions used, including the discount rate and estimates of future cash flows. In that regard, the derived fair value estimates, in many cases, could not be realized in immediate settlement of the instrument.

3.   FINANCIAL INSTRUMENTS

     FAS No. 107 excludes certain financial instruments and all nonfinancial instruments from its disclosure requirements. Accordingly, the aggregate fair value amounts presented do not represent the underlying value of the Company.

     The following valuation methods and assumptions were used by the Company in estimating the fair value of the following financial instruments:

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

     WITHOUT A FIXED MATURITY: Fair value is estimated as the amount payable to the policyholder upon demand. However, the Company has the right under such contracts to delay payment of withdrawals which may ultimately result in paying an amount different than that determined to be payable on demand.

     The carrying values and estimated fair values of certain of the Company's financial instruments at December 31, 2003 and 2002 were as follows:

                                                   2003               2002
                                            -----------------  ------------------
                                            CARRYING   FAIR    CARRYING   FAIR
      (MILLIONS)                             VALUE     VALUE    VALUE     VALUE
     ----------------------------------------------------------------------------
      Assets:
        Fixed maturities                    $ 133.1   $ 133.1  $  129.6  $  129.6
        Cash and cash equivalents               4.8       4.8       5.2       5.2
      Investment contract liabilities:
        With a fixed maturity                   1.6       1.5       1.4       1.4
        Without a fixed maturity               17.6      17.6      12.6      12.6

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

4.   NET INVESTMENT INCOME

     Sources of net investment income were as follows:

                                            YEAR ENDED    YEAR ENDED    YEAR ENDED
                                            DECEMBER 31,  DECEMBER 31,  DECEMBER 31,
       (MILLIONS)                              2003          2002          2001
     -------------------------------------------------------------------------------
       Fixed maturities                        $  7.4        $  7.9        $  8.9
       Cash equivalents                            --           0.1           0.5
       Other                                       --            --           1.0
     -------------------------------------------------------------------------------
       Gross investment income                    7.4           8.0          10.4
       Less: investment expenses                  0.8           1.3           0.5
     -------------------------------------------------------------------------------
       Net investment income                   $  6.6        $  6.7        $  9.9
     ===============================================================================

     Net investment income includes amounts allocable to experience rated policyholders of $5.7 million, $2.8 million and $7.3 million, for the years ended December 31, 2003, 2002 and 2001, respectively. Interest credited to policyholders is included in current and future benefits.

5.   DIVIDEND RESTRICTIONS AND SHAREHOLDER'S EQUITY

     In conjunction with the sale of Aetna, Inc. to ING AIH, the Company was restricted from paying any dividends to its parent for a two year period from the date of sale without prior approval by the Insurance Commissioner of the State of Connecticut. This restriction expired on December 13, 2002. The Company did not pay dividends to its parent in 2003 and 2002.

     The Insurance Departments of the State of Florida and the State of Connecticut (the "Department") recognize as net income and capital and surplus those amounts determined in conformity with statutory accounting practices prescribed or permitted by the Department, which differ in certain respects from generally accepted accounting principles accepted in the United States of America. Statutory net income was $5.0 million, $2.5 million and $1.1 million for the years ended December 31, 2003, 2002 and 2001, respectively. Statutory capital and surplus was $68.3 million and $63.7 million as of December 31, 2003 and 2002, respectively.

     As of December 31, 2003, the Company does not utilize any statutory accounting practices, which are not prescribed by state regulatory authorities that, individually or in the aggregate, materially affect statutory capital and surplus.

     Realized capital gains or losses are the difference between the carrying value and sale proceeds of specific investments sold.

6.   CAPITAL GAINS AND LOSSES

     Net realized capital gains of $1.6 million, $1.7 million and $1.3 million for the years ended December 31, 2003, 2002 and 2001, respectively, allocable to experience rated contracts, were deducted from net realized capital gains (losses) and an offsetting amount was reflected in Other policyholders' funds on the Balance Sheets. Net unamortized gains (losses) allocable to experienced rated policyholders were $1.3 million, $0.1 million and $(1.1) million at December 31, 2003, 2002 and 2001, respectively.

     Proceeds from the sale of total fixed maturities and the related gross gains and losses (excluding those related to experience-related policyholders) were as follows:

                                                         YEAR ENDED    YEAR ENDED    YEAR ENDED
                                                        DECEMBER 31,  DECEMBER 31,  DECEMBER 31,
       (MILLIONS)                                           2003          2002          2001
     -------------------------------------------------------------------------------------------
       Proceeds on sales                                  $  192.0      $  117.2      $   67.6
       Gross gains                                             4.4           0.6           0.9
       Gross losses                                            2.1           3.0            --

     Changes in shareholder's equity related to changes in accumulated other comprehensive income (unrealized capital gains and losses on securities including securities pledged to creditors and excluding those related to experience-rated policyholders) were as follows:

                                                         YEAR ENDED    YEAR ENDED    YEAR ENDED
                                                        DECEMBER 31,  DECEMBER 31,  DECEMBER 31,
       (MILLIONS)                                           2003          2002          2001
     -------------------------------------------------------------------------------------------
       Fixed maturities                                   $   (0.6)     $    0.4      $     --
       Equity securities                                        --            --           0.1
       Other                                                   1.2           0.4           1.6
     -------------------------------------------------------------------------------------------
            Subtotal                                           0.6           0.8           1.7
       Less: Increase in deferred income taxes                 0.2           0.3           0.6
     -------------------------------------------------------------------------------------------

                                                         YEAR ENDED    YEAR ENDED    YEAR ENDED
                                                        DECEMBER 31,  DECEMBER 31,  DECEMBER 31,
       (MILLIONS)                                           2003          2002          2001
     -------------------------------------------------------------------------------------------
       Net changes in accumulated other
          comprehensive income                            $    0.4      $    0.5      $    1.1
     ===========================================================================================

     Net unrealized capital gains allocable to experience-rated contracts of $5.1 million and $7.3 million at December 31, 2003 and 2002, respectively, are reflected on the Balance Sheets in Other policyholders' funds and are not included in shareholder's equity. Shareholder's equity included the following accumulated other comprehensive income, which is net of amounts allocable to experience-rated policyholders:

                                                         YEAR ENDED    YEAR ENDED    YEAR ENDED
                                                        DECEMBER 31,  DECEMBER 31,  DECEMBER 31,
       (MILLIONS)                                           2003          2002          2001
     -------------------------------------------------------------------------------------------
       Net unrealized capital gains:
          Fixed maturities                                $    0.1      $    0.7      $    0.3
          Other                                                3.3           2.1           1.7
     -------------------------------------------------------------------------------------------
                                                               3.4           2.8           2.0
     -------------------------------------------------------------------------------------------
       Less: deferred income taxes                             1.2           1.0           0.7
     -------------------------------------------------------------------------------------------
       Net accumulated other comprehensive income         $    2.2      $    1.8      $    1.3
     ===========================================================================================

     Changes in accumulated other comprehensive income related to changes in unrealized gains (losses) on securities, including securities pledged to creditors (excluding those related to experience-rated policyholders) were as follows:

                                                         YEAR ENDED    YEAR ENDED    YEAR ENDED
                                                        DECEMBER 31,  DECEMBER 31,  DECEMBER 31,
       (MILLIONS)                                           2003          2002          2001
     -------------------------------------------------------------------------------------------
       Unrealized holding gains arising during
          the year (1)                                    $    0.6      $    0.8      $    1.7
       Less: reclassification adjustment for gains
          and other items included in net income (2)           0.2           0.3           0.6
     -------------------------------------------------------------------------------------------
       Net unrealized gains on securities                 $    0.4      $    0.5      $    1.1
     ===========================================================================================

       (1) Pretax unrealized holding gains arising during the year were $0.9 million, $1.3 million and $2.6 million for the years ended December 31, 2003, 2002 and 2001, respectively.
       (2) Pretax reclassification adjustments for gains and other items included in net income were $0.3 million, $0.5 million and $0.9 million for the years ended December 31, 2003, 2002 and 2001, respectively.

7.   INCOME TAXES

     The Company files a consolidated federal income tax return with its parent, ILIAC. The Company has a tax allocation agreement with ILIAC whereby the Company is charged by its parent for taxes it would have incurred were it not a member of the consolidated group and is credited for losses at the statutory tax rate.

     Income taxes consist of the following:

                                                         YEAR ENDED    YEAR ENDED    YEAR ENDED
                                                        DECEMBER 31,  DECEMBER 31,  DECEMBER 31,
       (MILLIONS)                                           2003          2002          2001
     -------------------------------------------------------------------------------------------
       Current taxes (benefits):
          Federal                                         $   (0.1)     $   (1.4)     $    1.6
          State                                                 --           0.2             -
          Net realized capital gains                           0.9           0.5           0.2
     -------------------------------------------------------------------------------------------
            Total current taxes (benefits)                     0.8          (0.7)          1.8
     -------------------------------------------------------------------------------------------
       Deferred taxes (benefits):
          Federal                                              1.3           0.1           1.8
          Net realized capital gains (losses)                 (0.1)         (1.4)          0.1
     -------------------------------------------------------------------------------------------
            Total deferred taxes (benefits)                    1.2          (1.3)          1.9
     -------------------------------------------------------------------------------------------
            Total                                         $    2.0      $   (2.0)     $    3.7
     ===========================================================================================

     Income taxes were different from the amount computed by applying the federal income tax rate to income before income taxes for the following reasons:

                                                         YEAR ENDED    YEAR ENDED    YEAR ENDED
                                                        DECEMBER 31,  DECEMBER 31,  DECEMBER 31,
       (MILLIONS)                                           2003          2002          2001
     -------------------------------------------------------------------------------------------
       Income (loss) before income taxes and cumulative
          effect of change in accounting principle        $    8.3      $   (5.3)     $    8.6
       Tax rate                                                 35%           35%           35%
     -------------------------------------------------------------------------------------------
       Application of the tax rate                             2.9          (1.9)          3.0
       Tax effect of:
          State income tax, net of federal benefit              --           0.1            --
          Excludable dividends                                (0.6)         (0.3)         (0.2)
          Goodwill amortization                                 --            --           0.9
          Other, net                                          (0.3)          0.1            --
     -------------------------------------------------------------------------------------------
            Income taxes (benefits)                       $    2.0      $   (2.0)     $    3.7
     ===========================================================================================

     The tax effects of temporary differences that give rise to deferred tax assets and deferred tax liabilities at December 31 are presented below:

       (MILLIONS)                                                         2003          2002
     -------------------------------------------------------------------------------------------
       Deferred tax assets:
          Insurance reserves                                            $    2.9      $    5.4
          Deferred policy acquisition costs                                  1.4           1.9
          Unrealized gains allocable to experience-rated contracts           1.8           2.5
          Guaranty fund assessments                                          0.1           0.1
          Other                                                              0.6           0.1
     -------------------------------------------------------------------------------------------
       Total gross assets                                                    6.8          10.0
     -------------------------------------------------------------------------------------------

       Deferred tax liabilities:
          Value of business acquired                                        11.0          12.7
          Net unrealized capital gains                                       3.6           3.5
          Other                                                              0.1           0.1
     -------------------------------------------------------------------------------------------
       Total gross liabilities                                              14.7          16.3
     -------------------------------------------------------------------------------------------
       Net deferred tax liability                                       $    7.9      $    6.3
     ===========================================================================================

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

8.   BENEFIT PLANS

     The Company utilizes the employees of ING and its affiliates, primarily ILIAC. Benefit charges to the Company for the years ended December 31, 2003, 2002 and 2001 were not significant. There were no pension benefit charges allocated to the Company from the ING Americas Retirement Plan for 2003, 2002 or 2001. During 2003, the Company was not allocated charges related to the Supplemental ING Retirement Plan for Aetna Financial Services that covers certain employees of ING Life Insurance Company of America and its affiliates. During 2002, liabilities totaling $0.3 million were allocated to the Company related to the SERP. During 2003, 2002 or 2001, there were no matching contribution charges allocated to the Company from the ING Americas Savings Plan and ESOP.

9.   RELATED PARTY TRANSACTIONS

     RECIPROCAL LOAN AGREEMENT

     The Company maintains a revolving loan agreement with ING AIH, a Delaware corporation and affiliate, to facilitate the handling of unusual and/or unanticipated short-term cash requirements. Under this agreement, which became effective in June 2001 and expires on April 1, 2011, IICA can borrow up to 0.5% of its statutory admitted assets as of the prior December 31 from ING AIH. Interest on any IICA borrowings is charged at the rate of ING AIH's cost of funds for the interest period plus 0.15%. Under this agreement, IICA incurred an immaterial amount of interest expense for the years ended December 31, 2003, 2002 and 2001, respectively. At December 31, 2003 and 2002, IICA did not have any outstanding borrowings from ING AIH under this agreement.

     CAPITAL TRANSACTIONS

     The Company did not receive capital contributions in 2003, 2002 or 2001.

10.  COMMITMENTS AND CONTINGENT LIABILITIES

     LEASES

     The Company occupies space that is leased by ILIAC or other affiliates. Expenses associated with these offices are allocated on a direct and indirect basis to the Company. Under the lease agreements, the Company incurred an immaterial amount of rent expense for the years ended December 31, 2003, 2002 and 2001, respectively.

     COMMITMENTS

     At December 31, 2003 and 2002, the Company had no commitments or contingent liabilities.

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

     OTHER REGULATORY MATTERS

     Like many financial services companies, certain U.S. affiliates of ING Groep N.V. have received informal and formal requests for information since September 2003 from various governmental and self-regulatory agencies in connection with investigations related to mutual funds and variable insurance products. ING has cooperated fully with each request.

     In addition to responding to regulatory requests, ING management initiated an internal review of trading in ING insurance, retirement, and mutual fund products. The goal of this review has been to identify whether there have been any instances of inappropriate trading in those products by third parties or by ING investment professionals and other ING personnel. This internal review is being conducted by independent special counsel and auditors. Additionally, ING reviewed its controls and procedures in a continuing effort to deter improper frequent trading in ING products. ING's internal reviews related to mutual fund trading are continuing.

     The internal review has identified several arrangements allowing third parties to engage in frequent trading of mutual funds within our variable insurance and mutual fund products, and identified other circumstances where frequent trading occurred despite measures taken by ING intended to combat market timing. Most of the identified arrangements were initiated prior to ING's acquisition of the businesses in question. In each arrangement identified, ING has terminated the inappropriate trading, taken steps to discipline or terminate employees who were involved, and modified policies and procedures to deter inappropriate activity. While the review is not completed, management believes the activity identified does not represent a systemic problem in the businesses involved.

     These instances included agreements (initiated in 1998) that permitted one variable life insurance customer of Reliastar Life Insurance Company ("Reliastar") to engage in frequent trading, and to submit orders until 4pm Central Time, instead of 4pm Eastern Time. Reliastar was acquired by ING in 2000. The late trading arrangement was immediately terminated when current senior management became aware of it in 2002. ING believes that no profits were realized by the customer from the late trading aspect of the arrangement.

     In addition, the review has identified five arrangements that allowed frequent trading of funds within variable insurance products issued by Reliastar and by ING USA Annuity & Life Insurance Company; and in certain ING Funds. ING entities did not receive special benefits in return for any of these arrangements, which have all been terminated. The internal review also identified two investment professionals who engaged in improper frequent trading in ING Funds.

     ING will reimburse any ING Fund or its shareholders affected by inappropriate trading for any profits that accrued to any person who engaged in improper frequent trading for which ING is responsible. Management believes that the total amount of such reimbursements will not be material to ING or its U.S. business.

QUARTERLY DATA (UNAUDITED)

Restatement of Financial Information: During the quarterly period ended
June 30, 2003, the Company incorrectly recorded investment income and realized capital gains related to Separate Accounts. The Company noted the effect of this error during the compilation of the December 31, 2003 financial statements and made the appropriate changes to the quarterly period ended June 30, 2003 and September 30, 2003.

The following tables show the previously reported and restated amounts for each of the periods affected.

       AS REPORTED
       2003 (MILLIONS)                                  FIRST    SECOND   THIRD    FOURTH
     ------------------------------------------------------------------------------------
       Total revenue                                  $    4.7   $  5.7   $  3.8   $  1.4
     ------------------------------------------------------------------------------------
       Income from continuing operations
          before income taxes                              0.2      3.5      2.9      1.7
       Less: Income tax expense                             --      0.8      0.7      0.5
     ------------------------------------------------------------------------------------
       Income from continuing operations                   0.2      2.7      2.2      1.2
     ------------------------------------------------------------------------------------
       Net income                                     $    0.2   $  2.7   $  2.2   $  1.2
     ====================================================================================
       AS RESTATED
       2003 (MILLIONS)                                  FIRST    SECOND*  THIRD*   FOURTH
     ------------------------------------------------------------------------------------
       Total revenue                                  $    4.7   $  5.0   $  3.8   $  2.1
     ------------------------------------------------------------------------------------
       Income from continuing operations
          before income taxes                              0.2      2.8      3.0      2.3
       Less: Income tax expense                             --      0.5      0.8      0.7
     ------------------------------------------------------------------------------------
       Income from continuing operations                   0.2      2.3      2.2      1.6
     ------------------------------------------------------------------------------------
       Net income                                     $    0.2   $  2.3   $  2.2   $  1.6
     ====================================================================================
       2002 (MILLIONS)                                  FIRST    SECOND   THIRD    FOURTH
     ------------------------------------------------------------------------------------
       Total revenue                                  $    4.8   $  3.7   $  3.2   $  1.1
     ------------------------------------------------------------------------------------
       Income (loss) from continuing operations
          before income taxes                              0.5     (1.4)    (3.4)    (1.0)
       Less: Income tax expense (benefit)                  0.1     (0.5)    (1.2)    (0.4)
     ------------------------------------------------------------------------------------
       Income (loss) from continuing operations            0.4     (0.9)    (2.2)    (0.6)
     ------------------------------------------------------------------------------------
       Cumulative effect of change in accounting
          principle                                     (101.8)      --       --       --
     ------------------------------------------------------------------------------------
       Net income (loss)                              $ (101.4)  $ (0.9)  $ (2.2)  $ (0.6)
     ====================================================================================

* Restated

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

          None.

ITEM 9A.  CONTROLS AND PROCEDURES

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

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

          Omitted pursuant to General Instruction I(2) of Form 10-K, except with respect to compliance with Sections 406 and 407 of the Sarbanes-Oxley Act of 2002:

          a)   CODE OF ETHICS FOR FINANCIAL PROFESSIONALS

               The Company has approved and adopted a Code of Ethics for Financial Professions, pursuant to the requirements of Section 406 of the Sarbanes-Oxley Act of 2002 (attached). Any waiver of the Code of Ethics will be disclosed by the Company by way of a Form 8-K filing.

          b)   DESIGNATION OF BOARD FINANCIAL EXPERT

               The Company has designated David A. Wheat, Director, Senior Vice-President and Chief Financial Officer of the Company, as its Board Financial Expert, pursuant to the requirements of Section 407 of the Sarbanes-Oxley Act of 2002. Because the Company is a wholly-owned subsidiary of ILIAC, it does not have any outside directors.

ITEM 11.  EXECUTIVE COMPENSATION

          Omitted pursuant to General Instruction I(2) of Form 10-K.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

          Omitted pursuant to General Instruction I(2) of Form 10-K.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

          Omitted pursuant to General Instruction I(2) of Form 10-K.

ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES

          Omitted pursuant to General Instruction I(2) of Form 10-K.

                                     PART IV

ITEM 15.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

  (a)    The following documents are filed as part of this report:

  1.     Financial statements. See Item 8 on Page 18.

  2. Financial statement schedules. See Index to Financial Statement Schedules on Page 50.

  EXHIBITS

  1.(a) Principal Underwriting Agreement between Aetna Insurance Company of America (now ING Insurance Company of America ("IICA" or Registrant")) and Aetna Investment Services, LLC (now ING Financial Advisers, LLC) effective as of November 17, 2002, incorporated by reference to Post-Effective Amendment No. 2 to Registration Statement on Form N-4, filed with the Securities and Exchange Commission ("SEC") on December 31, 2000 (File No. 333-87131).
  3.(i) Articles of Incorporation, as restated January 1, 2002, incorporated by reference to the Registrant's Form 10-K, as filed with the SEC on March 28, 2002 (File No. 33-81010).
   (ii) By-Laws, as amended and restated January 1, 2002, incorporated by reference to the Registrant's Form 10-K, as filed with the SEC on March 28, 2002 (File No. 33-81010).

  4.(a) Instruments Defining the Rights of Security Holders, Including Indentures (Annuity Contracts)

         Incorporated herein by reference to Registration Statement on Form N-4, File No. 33-80750, as amended and filed with the SEC on April 23, 1997.

         Incorporated herein by reference to Registration Statement on Form N-4, File No. 33-59749, as filed with the SEC on June 1, 1995.

         Incorporated herein by reference to Post-Effective Amendment No. 4 to Registration Statement on Form N-4, File No. 33-59749, as filed with the SEC on April 16, 1997.

         Incorporated herein by reference to Post-Effective Amendment No. 6 to Registration Statement on Form N-4, File No. 33-59749, as filed with the SEC on November 26, 1997.

         Incorporated herein by reference to Post-Effective Amendment No. 8 to Registration Statement on Form N-4, File No. 33-59749, as filed with the SEC on April 17, 1998.

         Incorporated herein by reference to Registration Statement on Form S-2, File No. 33-63657, as filed with the SEC on October 25, 1995.

         Incorporated herein by reference to Pre-Effective Amendment No. 3 to the Registration Statement on Form S-2, File No. 33-63657, as filed with the SEC on January 17, 1996.

         Incorporated herein by reference to Post-Effective Amendment No. 3 to Registration Statement on Form S-2, File No. 33-63657, as filed with the SEC on November 24, 1997.

  10. Material Contracts (Management contracts / compensatory plans or arrangements).

  10.(a) Distribution Agreement, dated as of December 13, 2000, between Lion
         Connecticut Holdings Inc. ("Lion") and Aetna Inc., incorporated by reference to ING Life Insurance and Annuity Company's ("ILIAC") Form 10-K filed with the SEC on March 30, 2001 (File No. 33-81010).

  10.(b) Employee Benefits Agreement, dated as of December 13, 2000, between
         Lion and Aetna Inc., incorporated by reference to ILIAC's Form 10-K filed with the SEC on March 30, 2001 (File No. 33-81010).

  10.(c) Tax Sharing Agreement, dated as of December 13, 2000, among Lion, Aetna
         Inc. and ING America Insurance Holdings, Inc., incorporated by reference to ILIAC's Form 10-K filed with the SEC on March 30, 2001 (File No. 33-81010).

  10.(d) Transition Services Agreement, dated as of December 13, 2000, between
         Lion and Aetna Inc., incorporated by reference to ILIAC's Form 10-K filed with the SEC on March 30, 2001 (File No. 33-81010).

  10.(e) Lease Agreement, dated as of December 13, 2000, between the
         Registrant and ILIAC, incorporated by reference to ILIAC's Form 10-K filed with the SEC on March 30, 2001 (File No. 33-81010).

  10.(f) Real Estate Services Agreement, dated as of December 13, 2000, between
         Aetna Inc. and ILIAC, incorporated by reference to ILIAC's Form 10-K filed with the SEC on March 30, 2001 (File No. 33-81010).

  10.(g) Tax Sharing Agreement between IICA and ILIAC, effective January 1,
         2001.

  10.(h) Tax Sharing Agreement between IICA, ING America Insurance Holdings,
         Inc. and affiliated companies, effective January 1, 2001.

  10.(i) Services Agreement between IICA and the affiliated companies listed on Exhibit B to that Agreement, effective January 1, 2001.

  10.(j) Services Agreement between IICA and ING North American Insurance
         Corporation, Inc., effective January 1, 2001.

  10.(k) Investment Advisory Agreement between IICA and ING Investment
         Management LLC, effective March 31, 2001.

  10.(l) Amendment to Services Agreement between IICA and the affiliated companies listed on Exhibit B to the Agreement, effective January 1, 2002.

  10.(m) Amendment to Investment Advisory Agreement between IICA and ING
         Investment Management LLC, effective January 1, 2003.

  10.(n) Amendment to Investment Advisory Agreement between IICA and ING
         Investment Management, LLC, effective August 26, 2003.

  14.    ING Code of Ethics for Financial Professionals.

  31.1 Certificate of David A. Wheat pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

  31.2 Certificate of Keith Gubbay pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

  32.1 Certificate of David A. Wheat pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

  32.2 Certificate of Keith Gubbay pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

  (b)    Reports on Form 8-K.

         None.

                     INDEX TO FINANCIAL STATEMENT SCHEDULES

                                                                            PAGE
 Report of Independent Auditors                                              51

 I.      Summary of Investments as of December 31, 2003                      52

Schedules other than those listed above are omitted because they are not required or not applicable.

                         REPORT OF INDEPENDENT AUDITORS

The Board of Directors
ING Insurance Company of America

We have audited the financial statements of ING Insurance Company of America as of December 31, 2003 and 2002, and for each of the three years in the period ended December 31, 2003, and have issued our report thereon dated March 22, 2004. Our audits also included the financial statement schedule listed in Item
15. This schedule is the responsibility of the Company's management. Our responsibility is to express an opinion based on our audits.

In our opinion, the financial statement schedule referred to above, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.


                                                  /s/ Ernst & Young LLP


Atlanta, Georgia
March 22, 2004

                                   SCHEDULE I
                 Summary of Investments--As of December 31, 2003
                                   (Millions)

                                                                        AMOUNT
                                                                       SHOWN ON
         TYPE OF INVESTMENT                       COST     VALUE*    BALANCE SHEET
         ------------------                     --------   -------   -------------
Fixed maturities:
   U.S. government and government agencies
      and authorities                           $    7.6   $   8.0     $     8.0
   U.S. corporate securities                        77.3      81.0          81.0
   Foreign securities (1)                            9.0       9.6           9.6
   Mortgage-backed securities                       26.3      26.2          26.2
   Other asset-backed securities                     7.7       8.3           8.3
                                                --------   -------     ---------
      Total investments                         $  127.9   $ 133.1     $   133.1
                                                ========   =======     =========

  * See Notes 2 and 3 of Notes to Financial Statements.

(1) The term "foreign" includes foreign governments, foreign political subdivisions, foreign public utilities and all other bonds of foreign issuers. Substantially all of the Company's foreign securities are denominated in U.S. dollars.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                ING INSURANCE COMPANY OF AMERICA
                                          (Registrant)

Date  March 25, 2004        By  /s/ David A. Wheat
      --------------            ------------------
                                David A. Wheat
                                Director, Senior Vice President and
                                  Chief Financial Officer
                                (Duly Authorized Officer and Principal Financial
                                  Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on or before March 25, 2004.

              SIGNATURES                                 TITLE

/s/ David A. Wheat
--------------------------------------
David A. Wheat                            Director, Senior Vice President and
                                          Chief Financial Officer


/s/ Keith Gubbay
--------------------------------------
Keith Gubbay                              Director and President


/s/ Thomas J. McInerney
--------------------------------------
Thomas J. McInerney                       Director and Chairman


/s/ Jacques de Vaucleroy
--------------------------------------
Jacques de Vaucleroy                      Director


/s/ Kathleen A. Murphy
--------------------------------------
Kathleen A. Murphy                        Director