Form 10-Q
period 2004-03-31
ING INSURANCE CO  OF AMERICA
filed 2004-05-17
CIK 925988

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   ----------

                                    FORM 10-Q
(Mark One)
/X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended March 31, 2004

                                       OR

/ / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the transition period from ___________________ to


     Commission file number: 333-49581, 033-63657

                                     ING INSURANCE COMPANY OF AMERICA
-------------------------------------------------------------------------------------------------------------------
                            (Exact name of registrant as specified in its charter)

Florida                                                                                                06-1286272
----------------------------------------------------------------------------   ------------------------------------
(State or other jurisdiction of incorporation or organization)                  (IRS employer identification no.)

Corporate Center One, 2202 North Westshore Boulevard, #350, Tampa, Florida                                   33607
----------------------------------------------------------------------------   ------------------------------------
(Address of principal executive offices)                                                                (Zip code)

Registrant's telephone number, including area code (813) 281-3773
                                                   --------------


-------------------------------------------------------------------------------------------------------------------
                     Former name, former address and former fiscal year, if changed since last report

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes / X /   No /  /

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).
Yes /  /   No / X /

                      APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 25,500 shares of Common Stock as of May 14, 2004, all of which were directly owned by ING Life Insurance and Annuity Company.

NOTE: WHEREAS ING INSURANCE COMPANY OF AMERICA MEETS THE CONDITIONS SET FORTH IN GENERAL INSTRUCTION H(1)(a) AND (b) OF FORM 10Q, THIS FORM IS BEING FILED WITH THE REDUCED DISCLOSURE FORMAT PURSUANT TO GENERAL INSTRUCTION H(2).

                        ING INSURANCE COMPANY OF AMERICA
      (A WHOLLY-OWNED SUBSIDIARY OF ING LIFE INSURANCE AND ANNUITY COMPANY)
                  FORM 10-Q FOR THE PERIOD ENDED MARCH 31, 2004


                                      INDEX

                                                                                    PAGE
                                                                                    ----
PART I.      FINANCIAL INFORMATION (UNAUDITED)

Item 1.      Financial Statements:

             Condensed Statements of Income                                            3
             Condensed Balance Sheets                                                  4
             Condensed Statements of Changes in Shareholder's Equity                   5
             Condensed Statements of Cash Flows                                        6
             Notes to Condensed Financial Statements                                   7

Item 2.      Management's Narrative Analysis of the Results of
             Operations and Financial Condition                                       12

Item 4.      Controls and Procedures                                                  20

                           PART II. OTHER INFORMATION

Item 1.      Legal Proceedings                                                        21

Item 6.      Exhibits and Reports on Form 8-K                                         21

Signatures                                                                            22

                        ING INSURANCE COMPANY OF AMERICA
      (A WHOLLY-OWNED SUBSIDIARY OF ING LIFE INSURANCE AND ANNUITY COMPANY)
                  FORM 10-Q FOR THE PERIOD ENDED MARCH 31, 2004


PART I. FINANCIAL INFORMATION (UNAUDITED)

ITEM 1. FINANCIAL STATEMENTS


                        ING INSURANCE COMPANY OF AMERICA
      (A WHOLLY-OWNED SUBSIDIARY OF ING LIFE INSURANCE AND ANNUITY COMPANY)

                         CONDENSED STATEMENTS OF INCOME
                                   (Unaudited)
                                   (Millions)

                                                                                    THREE MONTHS ENDED MARCH 31,
                                                                                      2004              2003
                                                                                  -------------    --------------
Revenue:
   Fee income                                                                     $         2.5    $          2.5
   Net investment income                                                                    2.4               2.5
   Net realized capital gains                                                               0.4               0.3
                                                                                  -------------    --------------
Total revenue                                                                               5.3               5.3
                                                                                  -------------    --------------
Benefits, losses and expenses:
   Benefits:
     Interest credited and other benefits to policyholders                                  1.5               2.4
   Underwriting, acquisition, and insurance expenses:
     General expenses                                                                       0.4               0.5
     Commissions                                                                            0.5               0.4
     Policy acquisition costs deferred                                                     (0.1)             (0.1)
   Amortization of deferred policy acquisition costs and value of
     business acquired                                                                      1.2               1.9
                                                                                  -------------    --------------
Total benefits, losses and expenses                                                         3.5               5.1
                                                                                  -------------    --------------
Income before income taxes                                                                  1.8               0.2
Income tax expense                                                                          0.5                 -
                                                                                  -------------    --------------
Net income                                                                        $         1.3    $          0.2
                                                                                  =============    ==============

   THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE FINANCIAL STATEMENTS.

                        ING INSURANCE COMPANY OF AMERICA
      (A WHOLLY-OWNED SUBSIDIARY OF ING LIFE INSURANCE AND ANNUITY COMPANY)


                            CONDENSED BALANCE SHEETS
                          (Millions, except share data)

                                                                                   MARCH 31,        DECEMBER 31,
                                                                                     2004              2003
                                                                                 -------------     --------------
                                                                                  (Unaudited)

ASSETS
Investments:
   Fixed maturities, available for sale, at fair value (amortized cost of
     $190.5 at 2004 and $127.9 at 2003)                                          $       199.4     $        133.1
   Securities pledged to creditors (amortized cost of $7.6 at 2004)                        7.9                  -
                                                                                 -------------     --------------
Total investments                                                                        207.3              133.1
Cash and cash equivalents                                                                  7.5                4.8
Short term investments under securities loan agreement                                     8.2                  -
Accrued investment income                                                                  2.0                1.3
Deferred policy acquisition costs                                                          1.0                0.9
Value of business acquired                                                                30.1               31.6
Other assets                                                                               1.5               20.3
Assets held in separate accounts                                                         576.6              660.7
                                                                                 -------------     --------------
Total assets                                                                     $       834.2     $        852.7
                                                                                 =============     ==============

LIABILITIES AND SHAREHOLDER'S EQUITY
Policy liabilities and accruals:
   Due to affiliates                                                             $         2.6     $          0.6
Other policyholder's funds                                                               141.0               86.6
Payables under securities loan agreement                                                   8.2                  -
Current income taxes                                                                       2.7                1.7
Deferred income taxes                                                                      7.7                7.9
Other liabilities                                                                          2.5                2.6
Liabilities related to separate accounts                                                 576.6              660.7
                                                                                 -------------     --------------
                                                                                         740.3              760.1
                                                                                 -------------     --------------

Shareholder's equity
   Common stock (35,000 shares authorized, 25,500 issued and
     outstanding; $100 per share par value)                                                2.5                2.5
   Additional paid-in capital                                                            181.2              181.2
   Accumulated other comprehensive income                                                  1.2                2.2
   Retained deficit                                                                      (92.0)             (93.3)
                                                                                 -------------     --------------
Total shareholder's equity                                                                92.9               92.6
                                                                                 -------------     --------------
Total liabilities and shareholder's equity                                       $       834.2     $        852.7
                                                                                 =============     ==============

   THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE FINANCIAL STATEMENTS.

                        ING INSURANCE COMPANY OF AMERICA
      (A WHOLLY-OWNED SUBSIDIARY OF ING LIFE INSURANCE AND ANNUITY COMPANY)


             CONDENSED STATEMENTS OF CHANGES IN SHAREHOLDER'S EQUITY
                                   (Unaudited)
                                   (Millions)

                                                                             THREE MONTHS ENDED MARCH 31,
                                                                                2004             2003
                                                                           -------------    --------------
Shareholder's equity, beginning of period                                  $        92.6    $         85.9
Comprehensive income (loss):
   Net income (loss)                                                                 1.3               0.2
   Other comprehensive income net of tax: Unrealized gain (loss)
     on securities ($(1.5) and $1.5, pretax year to date)                           (1.0)              1.0
                                                                           -------------    --------------
Total comprehensive income (loss)                                                    0.3               1.2
Other                                                                                  -              (0.1)
                                                                           -------------    --------------
Shareholder's equity, end of period                                        $        92.9    $         87.0
                                                                           =============    ==============

   THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE FINANCIAL STATEMENTS.

                        ING INSURANCE COMPANY OF AMERICA
      (A WHOLLY-OWNED SUBSIDIARY OF ING LIFE INSURANCE AND ANNUITY COMPANY)


                       CONDENSED STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                                   (Millions)

                                                                                    THREE MONTHS ENDED MARCH 31,
                                                                                       2004              2003
                                                                                  -------------    --------------
Net cash provided by operating activities                                         $         1.3    $          5.4
Cash Flows from Investing Activities
   Proceeds from the sale of:
     Fixed maturities available for sale                                                   71.1              25.6
   Investment maturities and collections of:
     Fixed maturities available for sale                                                    4.5               3.8
   Acquisition of investments:
     Fixed maturities available for sale                                                  (74.2)            (13.2)
     Short-term investments                                                                   -                 -
     Other, net                                                                               -                 -
                                                                                  -------------    --------------
Net cash provided by investing activities                                                   1.4              16.2
                                                                                  -------------    --------------
Cash Flows from Financing Activities
   Deposits and interest credited for investment contracts                                  0.1               0.1
   Maturities and withdrawals from insurance and investment contracts                      (0.1)             (2.2)
   Other, net                                                                                 -              (3.8)
                                                                                  -------------    --------------
Net cash used for financing activities                                                        -              (5.9)
                                                                                  -------------    --------------
Net change in cash and cash equivalents                                                     2.7              15.7
Cash and cash equivalents, beginning of period                                              4.8               5.2
                                                                                  -------------    --------------
Cash and cash equivalents, end of period                                          $         7.5    $         20.9
                                                                                  =============    ==============

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

     The condensed financial statements and notes as of March 31, 2004 and December 31, 2003 and for the three month periods ended March 31, 2004 and 2003 ("interim periods") have been prepared in accordance with accounting principles generally accepted in the United States of America and are unaudited. The condensed financial statements reflect all normal recuring adjustments (consisting only of normal recurring accruals) which are, in the opinion of management, necessary for the fair presentation of the financial position, results of operations and cash flows for the interim periods. These condensed financial statements and notes should be read in conjunction with the financial statements and related notes as presented in the Company's 2003 Annual Report on Form 10-K. The results of operations for the interim periods should not be considered indicative of results to be expected for the full year.

     The Company has one operating segment, U.S. Financial Services ("USFS"), and all revenue reported by the Company comes from external customers.

2.   RECENTLY ADOPTED ACCOUNTING STANDARDS

     The Company adopted Statement of Position ("SOP") 03-1, "Accounting and Reporting by Insurance Enterprises for Certain Nontraditional Long-Duration Contracts and for Separate Accounts," on January 1, 2004. SOP 03-1 establishes several new accounting and disclosure requirements for certain nontraditional long-duration contracts and for separate accounts including, among other things, a requirement that assets and liabilities of separate account arrangements that do not meet certain criteria be accounted for as general account assets and liabilities, and that revenues and expenses related to such arrangements be consolidated with respective revenue and expense lines in the Condensed Statement of Operations. In addition, the SOP requires additional liabilities be established for certain guaranteed death and other benefits and for Universal Life products with certain patterns of cost of insurance charges, and that sales inducements provided to contractholders be recognized on the balance sheet separately from deferred acquisition costs and amortized as a component of benefits expense using methodology and assumptions consistent with those used for amortization of deferred policy acquisition costs.

     The Company evaluated all requirements of SOP 03-1 and determined that it is affected by the SOP's requirements to account for certain separate account arrangements as general account arrangements and to defer, amortize, and recognize separately, sales inducements to contractholders. Requirements to establish additional liabilities for minimum guarantee benefits are applicable to the Company, however, the Company's policies on policy liabilities have historically been, and continue to be, in conformity with the requirements newly established. Requirements for recognition of additional liabilities for Universal Life products with certain patterns of cost of insurance charges are not applicable to the Company.

     The adoption of SOP 03-1 did not have a significant effect on the Company's results of operations, and had no impact on the Company's net income.

     In 2003, the Derivative Implementation Group ("DIG") responsible for issuing guidance on behalf of the FASB for implementation of FAS No. 133, "Accounting for Derivative Instruments and Hedging Activities" issued Statement Implementation Issue No. B36, "Embedded Derivatives: Modified Coinsurance Arrangements and Debt Instruments That Incorporate Credit Risk Exposures That Are Unrelated or Only Partially Related to the Credit Worthiness of the Obligor under Those Instruments" ("DIG B36"). Under this interpretation, modified coinsurance and coinsurance with funds withheld reinsurance agreements as well as other types of receivables and payables where interest is determined by reference to a pool of fixed maturity assets or total return debt index may be determined to contain embedded derivatives that are required to be bifurcated. The Company adopted DIG B36 on October 1, 2003. The Company has no investment or insurance products that are applicable to the guidance and, therefore, the guidance has no impact on the Company's financial position, results of operations or cash flows.

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

     VOBA activity for the three month periods ended March 31, 2004 and 2003 was as follows:

     (MILLIONS)                                                2004            2003
     ----------                                             ----------      ----------
     Balance at December 31, 2003                           $     31.6      $     34.2
     Interest accrued at 5.0% - 7.0%                               0.4             0.7
     Amortization                                                 (1.5)           (3.1)
     Adjustment for unrealized gain (loss)                        (0.4)              -
                                                            ----------      ----------
     Balance at March 31, 2004                              $     30.1      $     31.8
                                                            ==========      ==========

4.   SEPARATE ACCOUNTS

     Separate Account assets and liabilities generally represent funds maintained to meet specific investment objectives of contractholders who bear the investment risk, subject, in limited cases, to minimum guaranteed rates. Investment income and investment gains and losses generally accrue directly to such contractholders. The assets of each account are legally segregated and are not subject to claims that arise out of any other business of the Company.

     Separate Account assets supporting variable options under universal life and annuity contracts are invested, as designated by the policyholder or participant (who bears the investment risk subject, in limited cases, to minimum guaranteed rates) under a contract in shares of mutual funds which are managed by the Company, or in other selected mutual funds not managed by the Company.

     Separate Account assets and liabilities are carried at fair value and shown as separate captions in the Consolidated Balance Sheets. Deposits, investment income and net realized and unrealized capital gains and losses of the Separate Accounts are not reflected in the Consolidated Financial Statements (with the exception of realized and unrealized capital gains and losses on the assets supporting the guaranteed interest option). The Consolidated Statements of Cash Flows do not reflect investment activity of the Separate Accounts.

     Assets and liabilities of separate account arrangements that do not meet the criteria in SOP 03-1 for separate presentation in the Condensed Balance Sheets (those arrangements supporting the guaranteed interest option) and revenues and expenses related to such arrangements, were reclassified to the general account on January 1, 2004, in accordance with the SOP requirements.

5.   ADDITIONAL INSURANCE BENEFITS AND MINIMUM GUARANTEES

     Under SOP 03-1, the Company calculates an additional liability (the "SOP reserve") for certain guaranteed benefits in order to recognize the expected value of death benefits in excess of the projected account balance over the accumulation period based on total expected assessments.

     The SOP reserve calculated is the minimum guaranteed death benefits ("MGDB") reserve and is determined each period by estimating the expected value of death benefits in excess of the projected account balance and recognizing the excess ratably over the accumulation period based on total expected assessments. The Company regularly evaluates estimates used to adjust the additional liability balance, with a related charge or credit to benefit expense, if actual experience or other evidence suggests that earlier assumptions should be revised. The following assumptions and methodology were used to determine the MGDB SOP reserve at March 31, 2004:

                 AREA                                    ASSUMPTIONS/BASIS FOR ASSUMPTIONS
     -------------------------------   ------------------------------------------------------------------
     Data used                         Based on 101 investment performance scenarios stratified based on
                                       10,000 random generated scenarios
     Mean investment performance       8.5%
     Volatility                        20.0%
     Mortality                         60.0% of the 90-95 ultimate mortality table
     Lapse rates                       Vary by contract type and duration; range between 1.0% and 40.0%
     Discount rates                    6.5%, based on the portfolio earned rate of the general account

     As of March 31, 2004, the separate account liability subject to SOP 03-1 for minimum guaranteed benefits and the additional liability recognized related to minimum guarantees is $561.0 million and $0.2 million, respectively. During the three months ended March 31, 2004, there were no incurred guaranteed benefits and paid guaranteed benefits. The net amount at risk (net of reinsurance) and the weighted average attained age of contractholders is $7.2 million and 72, respectively, as of March 31, 2004.

     The aggregate fair value of assets, by major investment asset category, supporting separate accounts with additional insurance benefits and minimum investment return guarantees as of March 31, 2004 are:

     (MILLIONS)
     ----------
     Private Corporate Securities                                          $        335.8
     Public Corporate Securities                                                     39.3
     U.S. Treasury & Agency                                                          27.4
     Commercial Mortgage Obligations                                                 22.8
     Commercial Mortgage Backed Securities                                          135.7
                                                                           --------------
     Total                                                                 $        561.0
                                                                           ==============

6.   INCOME TAXES

     The Company's effective tax rates for the three months ended March 31, 2004 and 2003 were 27.3% and 0.0%, respectively. The increase in the effective tax rate resulted primarily from a larger increase in pre-tax book income relative to the increase in the deduction allowed for dividends received.

7.   COMMITMENTS AND CONTINGENT LIABILITIES

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

8.   RECLASSIFICATIONS AND CHANGES TO PRIOR YEAR PRESENTATION

     Certain reclassifications have been made to prior year financial information to conform to the current year classifications.

     During 2003, certain changes were made to the classification of MGDB excess reserves, which previously were included as a reduction to fee income period. These changes had no impact on net income or shareholder's equity of the Company. The following summarizes the change in classification to each financial statement line item (in millions):

                                                            PREVIOUSLY
          THREE MONTHS ENDED 3/31/2003                    REPORTED 2003      ADJUSTMENTS       RESTATED 2003
                                                         ----------------------------------------------------
Fee Income                                                $         1.9     $         0.6      $         2.5
                                                         ----------------------------------------------------
     Total Revenue                                        $         4.7     $         0.6      $         5.3
                                                         ====================================================
Interest credited and other benefits to policyholders     $         1.8     $         0.6      $         2.4
                                                         ----------------------------------------------------
     Total Expense                                        $         4.5     $         0.6      $         5.1
                                                         ====================================================

                                                            PREVIOUSLY
          SIX MONTHS ENDED 6/30/2003                      REPORTED 2003      ADJUSTMENTS       RESTATED 2003
                                                         ----------------------------------------------------
Fee Income                                                $         3.6     $         1.7      $         5.3
                                                         ----------------------------------------------------
     Total Revenue                                        $         9.7     $         1.7      $        11.4
                                                         ====================================================
Interest credited and other benefits to policyholders     $         2.1     $         1.7      $         3.8
                                                         ----------------------------------------------------
     Total Expense                                        $         6.7     $         1.7      $         8.4
                                                         ====================================================

                                                            PREVIOUSLY
          NINE MONTHS ENDED 9/30/2003                     REPORTED 2003      ADJUSTMENTS       RESTATED 2003
                                                         ----------------------------------------------------
Fee Income                                                $         5.0     $         2.7      $         7.7
                                                         ----------------------------------------------------
     Total Revenue                                        $        13.5     $         2.7      $        16.2
                                                         ====================================================
Interest credited and other benefits to policyholders     $         3.0     $         2.7      $         5.7
                                                         ----------------------------------------------------
     Total Expense                                        $         7.5     $         2.7      $        10.2
                                                         ====================================================

                                                            PREVIOUSLY
          TWELVE MONTHS ENDED 12/31/2003                  REPORTED 2003      ADJUSTMENTS       RESTATED 2003
                                                         ----------------------------------------------------
Fee Income                                                $         6.7     $         3.0      $         9.7
                                                         ----------------------------------------------------
     Total Revenue                                        $        15.6     $         3.0      $        18.6
                                                         ====================================================
Interest credited and other benefits to policyholders     $         0.3     $         3.0      $         3.3
                                                         ----------------------------------------------------
     Total Expense                                        $         7.3     $         3.0      $        10.3
                                                         ====================================================

ITEM 2. MANAGEMENT'S NARRATIVE ANALYSIS OF THE RESULTS OF OPERATIONS AND FINANCIAL CONDITION

        OVERVIEW

        The following narrative analysis of the results of operations and financial condition presents a review of the ING Insurance Company of America ("IICA", or the "Company") as of March 31, 2004 and December 31, 2003 and for the three month periods ended March 31, 2004 and 2003. This review should be read in conjunction with the condensed financial statements and other data presented herein, as well as the "Management's Narrative Analysis of the Results of Operations and Financial Condition" section contained in the Company's 2003 Annual Report on Form 10-K.

        NATURE OF BUSINESS

        The Company principally offers annuity contracts to individuals on a qualified non-qualified basis and to employer sponsored retirement plans qualified under Internal Revenue Code Sections 401, 403, and 408. The Company's products are offered primarily to individuals and employer-sponsored groups in the education market. The Company's products are generally sold through a managed network of broker/dealers and dedicated career agents.

        RECENTLY ADOPTED ACCOUNTING STANDARDS

        The Company adopted Statement of Position ("SOP") 03-1, "Accounting and Reporting by Insurance Enterprises for Certain Nontraditional Long-Duration Contracts and for Separate Accounts," on January 1, 2004. SOP 03-1 establishes several new accounting and disclosure requirements for certain nontraditional long-duration contracts and for separate accounts including, among other things, a requirement that assets and liabilities of separate account arrangements that do not meet certain criteria be accounted for as general account assets and liabilities, and that revenues and expenses related to such arrangements, be consolidated with respective revenue and expense lines in the Condensed Statement of Operations. In addition, the SOP requires additional liabilities be established for certain guaranteed death benefits and for products with certain patterns of cost of insurance charges, and that sales inducements provided to contractholders be recognized on the balance sheet separately from deferred acquisition costs and amortized as a component of benefits expense using methodology and assumptions consistent with those used for amortization of deferred policy acquisition costs.

        The Company evaluated all requirements of SOP 03-1 and determined that it is affected by the SOP's requirements to account for certain separate account arrangements as general account arrangements and to defer, amortize, and recognize separately, sales inducements to contractholders. Requirements to establish additional liabilities for minimum guarantee benefits are applicable to the Company, however, the Company's policies on policy liabilities have historically been, and continue to be, in conformity with the requirements newly established. Requirements for recognition of additional liabilities for Universal Life products with certain patterns of cost of insurance charges are not applicable to the Company.

        The adoption of SOP 03-1 did not have a significant effect on the Company's results of operations, and had no impact on the Company's net income.

        In 2003, the Derivative Implementation Group ("DIG") responsible for issuing guidance on behalf of the FASB for implementation of FAS No. 133, "Accounting for Derivative Instruments and Hedging Activities" issued Statement Implementation Issue No. B36, "Embedded Derivatives:
        Modified Coinsurance Arrangements and Debt Instruments That Incorporate Credit Risk Exposures That Are Unrelated or Only Partially Related to the Credit Worthiness of the Obligor under Those Instruments" ("DIG B36"). Under this interpretation, modified coinsurance and coinsurance with funds withheld reinsurance agreements as well as other types of receivables and payables where interest is determined by reference to a pool of fixed maturity assets or total return debt index may be determined to contain embedded derivatives that are required to be bifurcated. The Company adopted DIG B36 on October 1, 2003. The Company has no investment or insurance products that are applicable to the guidance and, therefore, the guidance has no impact on the Company's financial position, results of operations or cash flows.

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

        RESULTS OF OPERATIONS

        Fee income for the three months ended March 31, 2004 compared to the three months ended March 31, 2003 remained stable.

        Net investment income decreased $0.1 million for the three months ended March 31, 2004 compared to the same period in 2003. Net investment income decreased primarily due to investments in lower yielding fixed securities combined with the relatively stable interest rate environment.

        Net realized capital gains for the three months ended March 31, 2004 increased by $0.1 million compared to same period in 2003. Net realized gains result from sales of fixed maturities having a fair value greater than book value. The increase in net realized capital gains is the result of credit related losses realized in 2003.

        Interest credited and other benefits to policyholders decreased $0.9 million for the three months ended March 31, 2003 in contrast to the comparative period in 2003. The decrease was primarily a result of a decline in assets under management with fixed options coupled with a decrease in credited interest rates resulting from a management decision to lower credited rates.

        Underwriting, acquisition, and insurance expenses for the three months ended March 31, 2004 compared to the three months ended March 31, 2003 remained relatively stable.

        Amortization of deferred policy acquisition costs and value of business acquired for the three months ended March 31, 2004, decreased by $0.7 million compared to the same period in 2003. Amortization of long-duration products is recorded in proportion to actual and estimated future gross profits. Estimated gross profits are computed based on assumptions related to the underlying contracts, including but not limited to interest margins, surrenders, withdrawals, expenses, and asset growth. The decrease in the amortization of deferred policy acquisition costs and value of insurance acquired reflects the impact of these variables on the overall book of business.

        Net income increased by $1.1 million for the three months ended March 31, 2004, compared to the three months ended March 31, 2003. Higher net income is primarily the result of the slight increase in net realized capital gains in addition to more significant declines in interest credited and DAC and VOBA amortization, slightly offset by the decrease in net investment income.

        The Company's annuity deposits and assets under management are as follows:

                                                                  MARCH 31,      DECEMBER 31,
        (MILLIONS) (UNAUDITED)                                      2004             2003
                                                                ------------     ------------
        Deposits
          Annuities - fixed options                             $        0.6     $        4.6
          Annuities - variable options                                   4.7             17.9
                                                                ------------     ------------
          Total - deposits                                      $        5.3     $       22.5
                                                                ============     ============

        Assets under management
          Annuities - fixed options (1)                         $      134.3     $      138.9
          Annuities - variable options (2)                             576.6            584.4
                                                                ------------     ------------
          Total - assets under management                       $      710.9     $      723.3
                                                                ============     ============

        (1) Excludes net unrealized capital gains of $9.2 million and $5.2 million at March 31, 2004 and December 31, 2003.
        (2) Includes $431.9 million and $440.5 million at March 31, 2004 and December 31, 2003, respectively, of assets invested through the Company's products in unaffiliated mutual funds.

        FINANCIAL CONDITION

        INVESTMENTS

        FIXED MATURITIES

        At March 31, 2004 and December 31, 2003, the Company's carrying value of available for sale fixed maturities including securities pledged to creditors (hereinafter referred to as "total fixed maturities") represented 100.0% of the total general account for 2004 and 2003. For the same periods, $92.1 million, or 44.0% of total fixed maturities, and $92.3 million, or 69.0% of total fixed maturities, respectively, supported experience-rated products. Total fixed maturities reflected net unrealized capital gains of $9.2 million and $5.2 million at March 31, 2004 and December 31, 2003, respectively.

        It is management's objective that the portfolio of fixed maturities be of high quality and be well diversified by market sector. The fixed maturities in the Company's portfolio are generally rated by external rating agencies and, if not externally rated, are rated by the Company on a basis believed to be similar to that used by the rating agencies. The average quality rating of the Company's fixed maturities portfolio was AA at March 31, 2004 and AA- at December 31, 2003.

        Fixed maturities rated BBB and below may have speculative characteristics and changes in economic conditions or other circumstances are more likely to lead to a weakened capacity of the issuer to make principal and interest payments than is the case with higher rated fixed maturities.

        The percentage of total fixed maturities by quality rating category is as follows:

                                                              MARCH 31,            DECEMBER 31,
                                                                2004                  2003
                                                             -----------          --------------
        AAA                                                         43.7%                   47.7%
        AA                                                           3.7                     1.2
        A                                                           27.1                    27.7
        BBB                                                         22.2                    22.6
        BB                                                           2.3                     0.1
        B and below                                                  1.0                     0.7
                                                             -----------          --------------
        Total                                                      100.0%                  100.0%
                                                             ===========          ==============

        The percentage of total fixed maturities by market sector is as follows:

                                                                    MARCH 31            DECEMBER 31,
                                                                      2004                  2003
                                                                 --------------        --------------
        U.S. Corporate                                                     56.2%                 56.9%
        Residential Mortgaged-Backed                                       16.6                  19.7
        U.S. Treasuries/Agencies                                            5.8                   6.0
        Foreign (1)                                                         5.3                   7.2
        Asset-Backed                                                        9.9                   6.2
        Commercial/Multifamily Mortgage-Backed                              6.2                   4.0
                                                                 --------------        --------------
        Total                                                    $        100.0%       $        100.0%
                                                                 ==============        ==============

        (1)     Primarily U.S. dollar denominated

        The Company analyzes the general account investments to determine whether there has been an other than temporary decline in fair value below the amortized cost basis in accordance with FAS No. 115, "Accounting for Certain Investments in Debt and Equity Securities". Management considers the length of the time and the extent to which the fair value has been less than amortized cost; the financial condition and near-term prospects of the issuer; future economic conditions and market forecasts; and the Company's intent and ability to retain the investment in the issuer for a period of time sufficient to allow for recovery in fair value. If it is probable that all amounts due according to the contractual terms of a fixed maturity investment will not be collected, an other than temporary impairment is considered to have occurred.

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

        LEGISLATIVE INITIATIVES

        The Jobs and Growth Tax Relief Reconciliation Act of 2003 which was enacted in the second quarter of 2003 may impact the Company. The Act's provisions, which reduce the tax rates on long-term capital gains and corporate dividends, impact the relative competitiveness of the Company's products, especially variable annuities.

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

                                        ING INSURANCE COMPANY OF AMERICA
                                        --------------------------------
                                                 (Registrant)


                                        By
------------------------                  ------------------------------------
         (Date)                            David A. Wheat
                                           Director, Senior Vice President, and
                                           Chief Financial Officer