Form 10-Q
period 2004-06-30
ING INSURANCE CO  OF AMERICA
filed 2004-08-12
CIK 925988

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   ----------

                                    FORM 10-Q
(Mark One)

/X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

       For the quarterly period ended  June 30, 2004

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

                      APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 25,500 shares of Common Stock as of August 12, 2004, all of which were directly owned by ING Life Insurance and Annuity Company.

NOTE: WHEREAS ING INSURANCE COMPANY OF AMERICA MEETS THE CONDITIONS SET FORTH IN GENERAL INSTRUCTION H(1)(a) AND (b) OF FORM 10Q, THIS FORM IS BEING FILED WITH THE REDUCED DISCLOSURE FORMAT PURSUANT TO GENERAL INSTRUCTION H(2).

                        ING INSURANCE COMPANY OF AMERICA
      (A WHOLLY-OWNED SUBSIDIARY OF ING LIFE INSURANCE AND ANNUITY COMPANY)
                  FORM 10-Q FOR THE PERIOD ENDED JUNE 30, 2004

                                      INDEX

                                                                                  PAGE
                                                                                  -----
PART I.       FINANCIAL INFORMATION (UNAUDITED)

Item 1.       Financial Statements:

              Condensed Statements of Income                                       3
              Condensed Balance Sheets                                             4
              Condensed Statements of Changes in Shareholder's Equity              5
              Condensed Statements of Cash Flows                                   6
              Notes to Condensed Financial Statements                              7

Item 2.       Management's Narrative Analysis of the Results of
              Operations and Financial Condition                                  14

Item 4.       Controls and Procedures                                             22

PART II.      OTHER INFORMATION

Item 1.       Legal Proceedings                                                   23

Item 6.       Exhibits and Reports on Form 8-K                                    23

Signatures                                                                        24

                        ING INSURANCE COMPANY OF AMERICA
      (A WHOLLY-OWNED SUBSIDIARY OF ING LIFE INSURANCE AND ANNUITY COMPANY)
                  FORM 10-Q FOR THE PERIOD ENDED JUNE 30, 2004

PART I.   FINANCIAL INFORMATION (UNAUDITED)

ITEM 1.   FINANCIAL STATEMENTS

                         CONDENSED STATEMENTS OF INCOME
                                   (Unaudited)
                                   (Millions)

                                                       THREE MONTHS ENDED JUNE 30,      SIX MONTHS ENDED JUNE 30,
                                                          2004            2003            2004            2003
                                                      ------------    ------------    ------------    ------------
Revenue:
  Fee income                                          $        2.3    $        2.8    $        4.8    $        5.3
  Net investment income                                        2.5             2.6             4.9             5.1
  Net realized capital gains (losses)                         (0.2)            0.7             0.2             1.0
                                                      ------------    ------------    ------------    ------------
Total revenue                                                  4.6             6.1             9.9            11.4
                                                      ------------    ------------    ------------    ------------
Benefits, losses and expenses:
  Benefits:
    Interest credited and other benefits to
     policyholders                                             1.5             1.4             3.0             3.8
  Underwriting, acquisition, and insurance
   expenses:
    General expenses                                           0.3             0.4             0.7             0.9
    Commissions                                                0.4             0.5             0.9             0.9
    Policy acquisition costs deferred                         (0.2)           (0.2)           (0.3)           (0.3)
  Amortization of deferred policy acquisition
   costs and value of business acquired                        1.4             1.2             2.6             3.1
                                                      ------------    ------------    ------------    ------------
Total benefits, losses and expenses                            3.4             3.3             6.9             8.4
                                                      ------------    ------------    ------------    ------------
Income before income taxes                                     1.2             2.8             3.0             3.0
Income tax expense                                             0.4             0.5             0.9             0.5
                                                      ------------    ------------    ------------    ------------
Net income                                            $        0.8    $        2.3    $        2.1    $        2.5
                                                      ============    ============    ============    ============

   THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE FINANCIAL STATEMENTS.

                            CONDENSED BALANCE SHEETS
                          (Millions, except share data)

                                                                                    JUNE 30,      DECEMBER 31,
                                                                                      2004            2003
                                                                                  ------------    ------------
                                                                                   (Unaudited)
ASSETS
Investments:
  Fixed maturities, available for sale, at fair value (amortized
   cost of $169.5 at 2004 and $127.9 at 2003)                                     $      172.2    $      133.1
  Securities pledged under securities lending agreement (amortized
   cost of $21.4 at 2004)                                                                 21.2               -
                                                                                  ------------    ------------
Total investments                                                                        193.4           133.1
Cash and cash equivalents                                                                  7.9             4.8
Short term investments under securities loan agreement                                    21.7               -
Accrued investment income                                                                  2.0             1.3
Deferred policy acquisition costs                                                          1.1             0.9
Value of business acquired                                                                30.2            31.6
Other assets                                                                               1.6            20.3
Assets held in separate accounts                                                         554.1           660.7
                                                                                  ------------    ------------
Total assets                                                                      $      812.0    $      852.7
                                                                                  ============    ============

LIABILITIES AND SHAREHOLDER'S EQUITY
Policy liabilities and accruals:
Due to affiliates                                                                 $        1.5    $        0.6
Other policyholder's funds                                                               131.8            86.6
Payables under securities loan agreement                                                  21.7               -
Current income taxes                                                                       2.0             1.7
Deferred income taxes                                                                      6.3             7.9
Other liabilities                                                                          2.4             2.6
Liabilities related to separate accounts                                                 554.1           660.7
                                                                                  ------------    ------------
Total liabilities                                                                        719.8           760.1
                                                                                  ------------    ------------

Shareholder's equity
  Common stock (35,000 shares authorized, 25,500 issued and
   outstanding; $100 per share par value)                                                  2.5             2.5
  Additional paid-in capital                                                             181.2           181.2
  Accumulated other comprehensive income                                                  (0.3)            2.2
  Retained deficit                                                                       (91.2)          (93.3)
                                                                                  ------------    ------------
Total shareholder's equity                                                                92.2            92.6
                                                                                  ------------    ------------
Total liabilities and shareholder's equity                                        $      812.0    $      852.7
                                                                                  ============    ============

   THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE FINANCIAL STATEMENTS.

             CONDENSED STATEMENTS OF CHANGES IN SHAREHOLDER'S EQUITY
                                   (Unaudited)
                                   (Millions)

                                                                            SIX MONTHS ENDED JUNE 30,
                                                                               2004            2003
                                                                           ------------    ------------
Shareholder's equity, beginning of period                                  $       92.6    $       85.9
Comprehensive income (loss):
  Net income                                                                        2.1             2.5
  Other comprehensive income net of tax: Unrealized loss
   on securities ($3.8 and $0.3, pretax year to date)                              (2.5)           (0.2)
                                                                           ------------    ------------
Total comprehensive income (loss)                                                  (0.4)            2.3
                                                                           ------------    ------------
Other                                                                                 -            (0.1)
                                                                           ------------    ------------
Shareholder's equity, end of period                                        $       92.2    $       88.1
                                                                           ============    ============

   THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE FINANCIAL STATEMENTS.

                       CONDENSED STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                                   (Millions)

                                                                            SIX MONTHS ENDED JUNE 30,
                                                                               2004            2003
                                                                           ------------    ------------
Net cash provided by (used for) operating activities                       $       (5.2)   $       10.0
Cash flows from investing activities
  Proceeds from the sale, maturity or repayment of
    fixed maturities, available for sale                                          133.9            50.0
  Acquisition of fixed maturities, available for sale                            (125.7)          (57.9)
                                                                           ------------    ------------
Net cash provided by (used for) investing activities                                8.2            (7.9)
Cash flows from financing activities
  Deposits and interest credited for investment contracts                           0.2             0.7
  Maturities and withdrawals from insurance and investment contracts               (0.1)           (4.5)
  Other                                                                              --            (1.7)
                                                                           ------------    ------------
Net cash provided by (used for) financing activities                                0.1            (5.5)
                                                                           ------------    ------------
Net change in cash and cash equivalents                                             3.1            (3.4)
Cash and cash equivalents, beginning of period                                      4.8             5.2
                                                                           ------------    ------------
Cash and cash equivalents, end of period                                   $        7.9    $        1.8
                                                                           ============    ============

   THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE FINANCIAL STATEMENTS.

ING INSURANCE COMPANY OF AMERICA
(A WHOLLY-OWNED SUBSIDIARY OF ING LIFE INSURANCE AND ANNUITY COMPANY) NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED)

1.        BASIS OF PRESENTATION

          ING Insurance Company of America ("IICA" or the "Company"), is a provider of financial products and services in the United States. The Company is a wholly-owned subsidiary of ING Life Insurance and Annuity Company ("ILIAC"). ILIAC is a wholly-owned subsidiary of Lion Connecticut Holdings, Inc. ("Lion Connecticut"). Lion Connecticut's ultimate parent is ING Groep N.V. ("ING"), a financial services company based in The Netherlands.

          The condensed financial statements and notes as of June 30, 2004 and December 31, 2003 and for the three and six months ended June 30, 2004 and 2003 ("interim periods") have been prepared in accordance with U.S. generally accepted accounting principles and are unaudited. The condensed financial statements reflect all adjustments (consisting only of normal recurring accruals) which are, in the opinion of management, necessary for the fair presentation of the financial position, results of operations and cash flows for the interim periods. These condensed financial statements and notes should be read in conjunction with the financial statements and related notes as presented in the Company's 2003 Annual Report on Form 10-K. The results of operations for the interim periods should not be indicative of results to be expected for the full year.

          The Company has one operating segment, U.S. Financial Services ("USFS"), and all revenue reported by the Company comes from external customers.

2.        RECENTLY ADOPTED ACCOUNTING STANDARDS

          ACCOUNTING AND REPORTING BY INSURANCE ENTERPRISES FOR CERTAIN NONTRADITIONAL LONG-DURATION CONTRACTS AND FOR SEPARATE ACCOUNTS

          The Company adopted Statement of Position ("SOP") 03-1, "Accounting and Reporting by Insurance Enterprises for Certain Nontraditional Long-Duration Contracts and for Separate Accounts," on January 1, 2004. SOP 03-1 establishes several new accounting and disclosure requirements for certain nontraditional long-duration contracts and for separate accounts including, among other things, a requirement that assets and liabilities of separate account arrangements that do not meet certain criteria be accounted for as general account assets and liabilities, and that revenues and expenses related to such arrangements be consolidated with the respective revenue and expense lines in the Condensed Statement of Operations. In addition, the SOP requires additional liabilities be established for certain guaranteed death and other benefits and for Universal Life products with certain patterns of cost of insurance charges, and that sales inducements provided to contractholders be recognized on the balance sheet separately from deferred acquisition costs and amortized as a component of benefits expense using methodology and assumptions consistent with those used for amortization of deferred policy acquisition costs.

          The Company evaluated all requirements of SOP 03-1 and determined that it is affected by the SOP's requirements to account for certain separate account arrangements as general account arrangements and to defer, amortize and recognize separately sales inducements to contractholders. Requirements to establish additional liabilities for minimum guarantee benefits are applicable to the Company, however, the Company's policies on policy liabilities have historically been, and continue to be, in conformity with the requirements newly established. Requirements for recognition of additional liabilities for Universal Life products with certain patterns of cost of insurance charges are not applicable to the Company.

          The adoption of SOP 03-1 did not have a significant effect on the Company's results of operations, and had no impact on the Company's net income.

          THE MEANING OF OTHER-THAN-TEMPORARY IMPAIRMENT AND ITS APPLICATION TO CERTAIN INVESTMENTS

          In March 2004, the Emerging Issues Task Force ("EITF") reached a final consensus on EITF Issue No. 03-1, "The Meaning of
          Other-Than-Temporary Impairment and its Application to Certain Investments," adopting a three-step impairment model for securities within its scope. The three-step model is to be applied on a security-by-security basis as follows:

          Step 1: Determine whether an investment is impaired. An investment is impaired if its fair value of the investment is less than its cost basis.
          Step 2: Evaluate whether an impairment is other-than-temporary.
          Step 3: If the impairment is other-than-temporary, recognize an impairment loss equal to the difference between the investment's cost and its fair value.

          The Company included this three-step model in the impairment evaluation for the quarter ended June 30, 2004. This guidance resulted in no additional impairments for the Company.

          Earlier consensus reached by the EITF on this issue required that certain quantitative and qualitative disclosures be made for unrealized losses on debt and equity securities that have not been recognized as other-than-temporary impairments. These disclosures were adopted by the Company, effective December 31, 2003, and included in the Investments footnote of the Notes to Financial Statements included in the Company's 2003 Form 10-K. In addition to the disclosure requirements adopted by the Company effective December 31, 2003, the final consensus of EITF 03-01 reached in March 2004 included additional disclosure requirements that are effective for fiscal years ended after June 15, 2004.

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

3.        NEW ACCOUNTING PRONOUNCEMENTS

          The implementation of the American Institute of Certified Public Accountants ("AICPA") SOP 03-01, "Accounting and Reporting by Insurance Enterprises for certain Nontraditional Long-Duration Contracts and for Separate Accounts," has raised questions regarding the interpretation of the requirements of SFAS No. 97, concerning when it is appropriate to record an unearned revenue liability related to the insurance benefit function. To clarify its position, in June of 2004 the Financial Accounting Standards Board ("FASB") issued FSP FAS 97-1, "Situations in which paragraphs 17(b) and 20 of FASB Statement No. 97, Accounting and Reporting by Insurance Enterprises for certain Long-Duration Contracts and for Realized Gains and Losses from the Sale of Investments, Permit or Require Accrual of an Unearned Revenue Liability." FSP FAS 97-1 outlines that SFAS No. 97 is clear in its intent and language, and requires the recognition of an unearned revenue liability for amounts that have been assessed to compensate insurers for services provided over future periods. The requirement of SOP 03-01 is not intended to amend or limit the requirement of SFAS No. 97 to recognize a liability for unearned revenue only to those situations where profits are expected to be followed by a loss. The guidance contained in FSP FAS 97-1 is effective for financial statements with fiscal periods beginning subsequent to July 18, 2004. The Company is currently evaluating the impact of FSP FAS 97-1 and related accounting guidance and anticipates a potential increase in the (net) liability established under SOP 03-01 in future accounting periods.

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

          The amortization methodology varies by product type based upon two accounting standards: F AS No. 60, "Accounting and Reporting by Insurance Enterprises" ("FAS No. 60") and FAS No. 97, "Accounting and Reporting by Insurance Enterprises for Certain Long-Duration Contracts and Realized Gains and Losses from the Sale of Investments"
          ("FAS No. 97").

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

          VOBA activity for the six month periods ended June 30, 2004 and 2003 was as follows:

          (MILLIONS)                                                2004            2003
          ----------                                            ------------    ------------
          Balance at December 31                                $       31.6    $       34.2
          Interest accrued at 5% - 7%                                    0.9             1.1
          Amortization                                                  (3.3)           (4.5)
          Adjustment for FAS No. 115                                     1.0            (0.8)
                                                                ------------    ------------
          Balance at June 30                                    $       30.2    $       30.0
                                                                ============    ============

5.        SEPARATE ACCOUNTS

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

          Separate Account assets and liabilities are carried at fair value and shown as separate captions in the Condensed Balance Sheets. Deposits, investment income and net realized and unrealized capital gains and losses of the Separate Accounts are not reflected in the Condensed Financial Statements (with the exception of realized and unrealized capital gains and losses on the assets supporting the guaranteed interest option). The Condensed Statements of Cash Flows do not reflect investment activity of the Separate Accounts.

          Assets and liabilities of separate account arrangements that do not meet the criteria in SOP 03-1 for separate presentation in the Condensed Balance Sheets (those arrangements supporting the guaranteed interest option), and revenues and expenses related to such arrangements, were reclassified to the general account on January 1, 2004, in accordance with the SOP requirements.

6.        ADDITIONAL INSURANCE BENEFITS AND MINIMUM GUARANTEES

          Under SOP 03-1, the Company calculates an additional liability (the "SOP reserve") for certain guaranteed benefits in order to recognize the expected value of death benefits in excess of the projected account balance over the accumulation period based on total expected assessments.

          The SOP reserve calculated is the minimum guaranteed death benefits ("MGDB") reserve and is determined each period by estimating the expected value of death benefits in excess of the projected account balance and recognizing the excess ratably over the accumulation period based on total expected assessments. The Company regularly evaluates estimates used to adjust the additional liability balance, with a related charge or credit to benefit expense, if actual experience or other evidence suggests that earlier assumptions should be revised. The following assumptions and methodology were used to determine the MGDB SOP reserve at June 30, 2004:

                     AREA                                ASSUMPTIONS/BASIS FOR ASSUMPTIONS
          ---------------------------    -----------------------------------------------------------------
          Data used                      Based on 101 investment performance scenarios stratified based on
                                         10,000 random generated scenarios
          Mean investment performance    8.5%
          Volatility                     18.0%
          Mortality                      60.0% of the 90-95 ultimate mortality table
          Lapse rates                    Vary by contract type and duration; range between 1.0% and 40.0%
          Discount rates                 6.5%, based on the portfolio earned rate of the general account

          As of June 30, 2004, the separate account liability subject to SOP 03-1 for minimum guaranteed benefits and the additional liability recognized related to minimum guarantees is $532.0 million and $0.2 million, respectively. During the six months ended June 30, 2004, there were no incurred guaranteed benefits and paid guaranteed benefits. The net amount at risk (net of reinsurance) and the weighted average attained age of contractholders is $7.2 million and 72, respectively, as of June 30, 2004.

          The aggregate fair value of equity securities (including mutual funds) supporting separate accounts with additional insurance benefits and minimum investment return guarantees as of June 30, 2004 is $532.0 million.

7.        INCOME TAXES

          The Company's effective tax rates for the three months ended June 30, 2004 and 2003 were 33.3% and 17.9%, respectively. Effective tax rates for the six months ended June 30, 2004 and 2003 were 30.0% and 16.7%, respectively. The year over year increase in the effective tax rates is attributable to a current year decrease in the deduction allowed for dividends received and a non-recurring prior year refinement of the deferred tax balance.

8.        COMMITMENTS AND CONTINGENT LIABILITIES

          LITIGATION

          The Company is a party to threatened or pending lawsuits/arbitrations arising from the normal conduct of business. Due to the climate in insurance and business litigation, suits against the Company sometimes include claims for substantial compensatory, consequential or punitive damages and other types of relief. Moreover, certain claims are asserted as class actions, purporting to represent a group of similarly situated individuals. While it is not possible to forecast the outcome of such lawsuits/arbitrations, in light of existing insurance, reinsurance and established reserves, it is the opinion of management that the disposition of such lawsuits/arbitrations will not have a materially adverse effect on the Company's operations or financial position.

9.        RECLASSIFICATION AND CHANGES TO PRIOR YEAR PRESENTATION

          Certain reclassifications have been made to prior year financial information to conform to the current year classifications.

          During 2003, certain changes were made to the classification of MGDB excess claims, which previously were included as a reduction to fee income period. These changes had no impact on net income or shareholder's equity of the Company. The following summarizes the change in classification to each financial statement line item (in millions):

                                                                                         PREVIOUSLY                 RESTATED
          THREE MONTHS ENDED MARCH 31                                                  REPORTED 2003   ADJUSTMENT     2003
                                                                                       -------------   ----------   --------
          Fee income                                                                      $   1.9       $   0.6      $   2.5
            Total revenue                                                                     4.7           0.6          5.3
          Interest credited and other benefits to policyholders                               1.8           0.6          2.4
            Total expense                                                                     4.5           0.6          5.1

                                                                                         PREVIOUSLY                 RESTATED
          SIX MONTHS ENDED JUNE 30                                                     REPORTED 2003   ADJUSTMENT     2003
                                                                                       -------------   ----------   --------
          Fee income                                                                      $   3.6       $   1.7      $   5.3
            Total revenue                                                                     9.7           1.7         11.4
          Interest credited and other benefits to policyholders                               2.1           1.7          3.8
            Total expense                                                                     6.7           1.7          8.4

                                                                                         PREVIOUSLY                 RESTATED
          NINE MONTHS ENDED SEPTEMBER 30                                               REPORTED 2003   ADJUSTMENT     2003
                                                                                       -------------   ----------   --------
          Fee income                                                                      $   5.0       $   2.7      $   7.7
            Total revenue                                                                    13.5           2.7         16.2
          Interest credited and other benefits to policyholders                               3.0           2.7          5.7
            Total expense                                                                     7.5           2.7         10.2

                                                                                         PREVIOUSLY                 RESTATED
          YEAR ENDED DECEMBER 31                                                       REPORTED 2003   ADJUSTMENT     2003
                                                                                       -------------   ----------   --------
          Fee income                                                                      $   6.7       $   3.0      $   9.7
            Total revenue                                                                    15.6           3.0         18.6
          Interest credited and other benefits to policyholders                               0.3           3.0          3.3
            Total expense                                                                     7.3           3.0         10.3

ITEM 2. MANAGEMENT'S NARRATIVE ANALYSIS OF THE RESULTS OF OPERATIONS AND FINANCIAL CONDITION

          OVERVIEW

          The following narrative analysis of the results of operations and financial condition presents a review of ING Insurance Company of America ("IICA", or the "Company") as of June 30, 2004 and December 31, 2003 and for the three and six month periods ended June 30, 2004 and 2003. This review should be read in conjunction with the condensed financial statements and other data presented herein, as well as the "Management's Narrative Analysis of the Results of Operations and Financial Condition" section contained in the Company's 2003 Annual Report on Form 10-K.

          NATURE OF BUSINESS

          The Company and principally offers annuity contracts to individuals on a qualified and nonqualified basis and to employer sponsored retirementb plans qualified under Internal Revenue Code Sections 401, 403, and 408. The Company's products are offered primarily to individuals and employer-sponsored groups in the education market. The Company's products are generally sold through a managed network of broker/dealers and dedicated career agents.

          RECENTLY ADOPTED ACCOUNTING STANDARDS

          ACCOUNTING AND REPORTING BY INSURANCE ENTERPRISES FOR CERTAIN NONTRADITIONAL LON-DURATION CONTRACTS AND FOR SEPARATE ACCOUNTS

          The Company adopted Statement of Position ("SOP") 03-1, "Accounting and Reporting by Insurance Enterprises for Certain Nontraditional Long-Duration Contracts and for Separate Accounts," on January 1, 2004. SOP 03-1 establishes several new accounting and disclosure requirements for certain nontraditional long-duration contracts and for separate accounts including, among other things, a requirement that assets and liabilities of separate account arrangements that do not meet certain criteria be accounted for as general account assets and liabilities, and that revenues and expenses related to such arrangements, be consolidated with the respective revenue and expense lines in the Condensed Statement of Operations. In addition, the SOP requires additional liabilities be established for certain guaranteed death and other benefits and for Universal Life products with certain patterns of cost of insurance charges, and that sales inducements provided to contractholders be recognized on the balance sheet separately from deferred acquisition costs and amortized as a component of benefits expense using methodology and assumptions consistent with those used for amortization of deferred policy acquisition costs.

          The Company evaluated all requirements of SOP 03-1 and determined that it is affected by the SOP's requirements to account for certain separate account arrangements as general account arrangements and to defer, amortize and recognize separate sales inducements to contractholders. Requirements to establish additional liabilities for minimum guarantee benefits are applicable to the Company, however, the Company's policies on policy liabilities have historically been, and continue to be, in conformity with the requirements newly established. Requirements for recognition of additional liabilities for Universal Life products with certain patterns of cost of insurance charges are not applicable to the Company.

          The adoption of SOP 03-1 did not have a significant effect on the Company's results of operations, and had no impact on the Company's net income.

          THE MEANING OF OTHER-THAN-TEMPORARY IMPAIRMENT AND ITS APPLICATION TO CERTAIN INVESTMENTS

          In March 2004, the Emerging Issues Task Force ("EITF") reached a final consensus on EITF Issue No. 03-1, "The Meaning of
          Other-Than-Temporary Impairment and its Application to Certain Investments," adopting a three-step impairment model for securities within its scope. The three-step model is to be applied on a security-by-security basis as follows:

          Step 1: Determine whether an investment is impaired. An investment is impaired if its fair value of the investment is less than its cost basis.
          Step 2: Evaluate whether an impairment is other-than-temporary.
          Step 3: If the impairment is other-than-temporary, recognize an impairment loss equal to the difference between the investment's cost and its fair value.

          The Company included this three-step model in the impairment evaluation for the quarter ended June 30, 2004. This guidance resulted in no additional impairments for the Company.

          Earlier consensus reached by the EITF on this issue required that certain quantitative and qualitative disclosures be made for unrealized losses on debt and equity securities that have not been recognized as other-than-temporary impairments. These disclosures were adopted by the Company, effective December 31, 2003, and included in the Investments footnote of the Notes to Financial Statements included in the Company's 2003 Form 10-K. In addition to the disclosure requirements adopted by the Company effective December 31, 2003, the final consensus of EITF 03-01 reached in March 2004 included additional disclosure requirements that are effective for fiscal years ended after June 15, 2004.

          In 2003, the Derivative Implementation Group ("DIG") responsible for issuing guidance on behalf of the FASB for implementation of FAS No. 133, "Accounting for Derivative Instruments and Hedging Activities" issued Statement Implementation Issue No. B36, "Embedded Derivatives:
          Modified Coinsurance Arrangements and Debt Instruments That Incorporate Credit Risk Exposures That Are Unrelated or Only Partially Related to the Credit Worthiness of the Obligor under Those Instruments" ("DIG B36"). Under this interpretation, modified coinsurance and coinsurance with funds withheld reinsurance agreements as well as other types of receivables and payables where interest is determined by reference to a pool of fixed maturity assets or total return debt index may be determined to contain embedded derivatives that are required to be bifurcated. The Company adopted DIG B36 on October 1,2003. The Company has no investment or insurance products that are applicable to the guidance and, therefore, the guidance has no impact on the Company's financial position, results of operations or cash flows.

          NEW ACCOUNTING PRONOUNCEMENTS

          The implementation of the American Institute of Certified Public Accountants ("AICPA") SOP 03-01, "Accounting and Reporting by Insurance Enterprises for certain Nontraditional Long-Duration Contracts and for Separate Accounts," has raised questions regarding the interpretation of the requirements of SFAS No. 97, concerning when it is appropriate to record an unearned revenue liability related to the insurance benefit function. To clarify its position, in June of 2004 the Financial Accounting Standards Board ("FASB") issued FSP FAS 97-1, "Situations in which paragraphs 17(b) and 20 of FASB Statement No. 97, Accounting and Reporting by Insurance Enterprises for certain Long-Duration Contracts and for Realized Gains and Losses from the Sale of Investments, Permit or Require Accrual of an Unearned Revenue Liability." FSP FAS 97-1 outlines that SFAS No. 97 is clear in its intent and language, and requires the recognition of an unearned revenue liability for amounts that have been assessed to compensate insurers for services provided over future periods. The requirement of SOP 03-01 is not intended to amend or limit the requirement of SFAS No. 97 to recognize a liability for unearned revenue only to those situations where profits are expected to be followed by a loss. The guidance contained in FSP FAS 97-1 is effective for financial statements with fiscal periods beginning subsequent to July 18, 2004. The Company is currently evaluating the impact of FSP FAS 97-1 and related accounting guidance and anticipates a potential increase in the (net) liability established under SOP 03-01 in future accounting periods.

          CRITICAL ACCOUNTING POLICIES

          GENERAL

          The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires the use of estimates and assumptions in certain circumstances that affect amounts reported in the accompanying condensed financial statements and related footnotes. These estimates and assumptions are evaluated on an on-going basis based on historical developments, market conditions, industry trends and other information that is reasonable under the circumstances. There can be no assurance that actual results will conform to estimates and assumptions, and that reported results of operations will not be materially adversely affected by the need to make future accounting adjustments to reflect changes in these estimates and assumptions from time to time.

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

          RESULTS OF OPERATIONS

          Fee income for the three and six month periods ended June 30, 2004 decreased by $0.5 million compared to the same periods in 2003. The decrease in fee income during the comparative periods was primarily due to lower single premium immediate annuity sales in 2004 versus 2003.

          Net investment income decreased by $0.1 and $0.2 for the three and six month periods ended June 30, 2004, respectively, compared to the same periods in 2003. The decrease is primarily due to lower investment yields and a decrease in average assets under management with fixed options.

          Net realized capital gains decreased by $0.9 million and $0.8 million for the three and six month periods ended June 30, 2004, respectively, compared to the same periods in 2003. Net realized gains result from sales of fixed maturities having a fair value greater than book value and are dependent on the volume of trades in the current interest rate environment. The 10-year treasury yield has risen from an average of 3.77% in the first half of 2003 to 4.31 % in the first half of 2004, an increase of 54 basis points. In a rising rate environment, the market value of fixed maturities held in the Company's portfolio decreases. The decrease in net realized gains reflects the impact of this variable on the overall sale of fixed maturities.

          Interest credited and other benefits to contractholders for the three months ended June 30, 2004 in contrast to the comparative period in 2003, increased by $0.1 million. A decrease of $0.8 million between the six months ended June 30, 2004 and six months ended June 30, 2003, was primarily due to a decrease in credited rates to contractholders and a decline in average assets under management with fixed options.

          Underwriting, acquisition, and insurance expenses for the three and six month periods ended June 30, 2004 compared to the same periods in 2003 remained relatively stable.

          Amortization of DAC and VOBA for the three and six months ended June 30, 2004, increased by $0.2 million and decreased by $0.5 million, respectively, compared to the same periods in 2003. Amortization of long-duration products is recorded in proportion to actual and estimated future gross profits. Estimated gross profits are computed based on underlying assumptions related to the underlying contracts, including but not limited to interest margins, mortality, lapse, premium persistency, expenses, and asset growth. The increase in the amortization of deferred policy acquisition costs and value of insurance acquired reflects the impact of these variables on the overall book of business.

          Net income decreased by $1.5 million and $0.4 million for the three and six months ended June 30, 2004, respectively, compared to the same periods in 2003. The decline in earnings is primarily the result of decreased net realized gains in addition to an increase in total benefits, expenses and amortization of long-duration products.

          The Company's annuity deposits and assets under management are as follows:

                                                  THREE MONTHS ENDED JUNE 30,    SIX MONTHS ENDED JUNE 30,
          (MILLIONS) (UNAUDITED)                      2004           2003           2004           2003
                                                  ------------   ------------   ------------   ------------
          Deposits
            Annuities - fixed options             $        0.8   $        1.5   $        1.4   $        2.7
            Annuities - variable options                   4.8            5.0            9.5            9.1
                                                  ------------   ------------   ------------   ------------
            Total - deposits                      $        5.6   $        6.5   $       10.9   $       11.8
                                                  ============   ============   ============   ============

          Assets under management
            Annuities - fixed options (1)                                       $      128.2   $      148.6
            Annuities - variable options (2)                                           554.1          549.6
                                                                                ------------   ------------
            Total - assets under management                                     $      682.3   $      698.2
                                                                                ============   ============

          (1) Excludes net unrealized capital gains of $2.5 million and $9.3 million at June 30, 2004 and 2003, respectively.
          (2) Includes $412.0 million and $408.5 million at June 30, 2004 and 2003, respectively, of assets invested through the Company's products in unaffiliated mutual funds.

          FINANCIAL CONDITION

          INVESTMENTS

          FIXED MATURITIES

          At June 30, 2004 and December 31, 2003, the Company's carrying value of available for sale fixed maturities including securities pledged under securities lending agreement (hereinafter referred to as "total fixed maturities") represented 100.0% of the total general account for 2004 and 2003. For the same periods, $78.7 million, or 40.7% of total fixed maturities, and $92.3 million, or 69.3% of total fixed maturities, respectively, supported experience-rated products. Total fixed maturities reflected net unrealized capital gains of $2.5 million and $5.2 million at June 30, 2004 and December 31, 2003, respectively.

          It is management's objective that the portfolio of fixed maturities be of high quality and be well diversified by market sector. The fixed maturities in the Company's portfolio are generally rated by external rating agencies and, if not externally rated, are rated by the Company on a basis believed to be similar to that used by the rating agencies. The average quality rating of the Company's fixed maturities portfolio was AA- at June 30, 2004 and 2003.

          Fixed maturities rated BBB and below may have speculative characteristics and changes in economic conditions or other circumstances are more likely to lead to a weakened capacity of the issuer to make principal and interest payments than is the case with higher rated fixed maturities.

          The percentage of total fixed maturities by quality rating category is as follows:

                                                                      JUNE 30,      DECEMBER 31,
                                                                        2004            2003
                                                                    ------------    ------------
          AAA                                                               44.4%           47.7%
          AA                                                                 4.9             1.2
          A                                                                 26.6            27.7
          BBB                                                               21.8            22.6
          BB                                                                 2.3             0.1
          B and below                                                          -             0.7
                                                                    ------------    ------------
          Total                                                            100.0%          100.0%
                                                                    ============    ============

          The percentage of total fixed maturities by market sector is as follows:

                                                                      JUNE 30,      DECEMBER 31,
                                                                        2004            2003
                                                                    ------------    ------------
          U.S. Corporate                                                    53.9%           56.9%
          Residential Mortgaged-Backed                                      16.1            19.7
          U.S. Treasuries/Agencies                                           9.2             6.0
          Foreign (1)                                                        4.6             7.2
          Asset-Backed                                                      10.2             6.2
          Commercial/Multifamily Mortgage-Backed                             6.0             4.0
                                                                    ------------    ------------
          Total                                                     $      100.0%   $      100.0%
                                                                    ============    ============

          (1) Primarily U.S. dollar denominated.

          The Company analyzes the general account investments to determine whether there has been an other than temporary decline in fair value below the amortized cost basis in accordance with F AS No. 115, "Accounting for Certain Investments in Debt and Equity Securities". Management considers the length of the time and the extent to which the fair value has been less than amortized cost; the financial condition and near-term prospects of the issuer; future economic conditions and market forecasts; and the Company's intent and ability to retain the investment in the issuer for a period of time sufficient to allow for recovery in fair value. If it is probable that all amounts due according to the contractual terms of a fixed maturity investment will not be collected, an other than temporary impairment is considered to have occurred.

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

          The impact on the tax position of the Company's products cannot be predicted.

ITEM 4.   CONTROLS AND PROCEDURES

          a) The Company carried out an evaluation, under the supervision and with the participation of its management, including its Chief Executive Officer and Chief Financial Officer, of the effectiveness of the Company's disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934) as of the end of the period covered by this report. Based on that evaluation, the Chief Executive Officer and the Chief Financial Officer have concluded that the Company's current disclosure controls and procedures are effective in ensuring that material information relating to the Company required to be disclosed in the Company's periodic SEC filings is made known to them in a timely manner.

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

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

          (a) Exhibits

              31.1 Certificate of David A. Wheat pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

              31.2 Certificate of Brian D. Comer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

              32.1 Certificate of David A. Wheat pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

              32.2 Certificate of Brian D. Comer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

          (b) Reports on Form 8-K.

              None.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                    ING INSURANCE COMPANY OF AMERICA
                                    --------------------------------
                                               (Registrant)


August 12, 2004                     By/s/ David A. Wheat
----------------                      ------------------------------------------
    (Date)                            David A. Wheat
                                      Director, Senior Vice President, and
                                       Chief Financial Officer