Form 10-Q
period 2004-09-30
ING INSURANCE CO  OF AMERICA
filed 2004-11-15
CIK 925988

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2004

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to

Commission file number: 333-49581, 033-63657

ING Insurance Company of America

(Exact name of registrant as specified in its charter)

Florida	06-1286272
(State or other jurisdiction of incorporation or organization)	(IRS employer identification no.)

Corporate Center One, 2202 North Westshore Boulevard, #350, Tampa, Florida	33607
(Address of principal executive offices)	(Zip code)

Registrant’s telephone number, including area code  (813) 281-3773

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

Yes ☒      No ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐      No ☒

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 25,500 shares of Common Stock as of November 12, 2004, all of which were directly owned by ING Life Insurance and Annuity Company.

NOTE:  WHEREAS ING INSURANCE COMPANY OF AMERICA MEETS THE CONDITIONS SET FORTH IN GENERAL INSTRUCTION H(1)(a) AND (b) OF FORM 10Q, THIS FORM IS BEING FILED WITH THE REDUCED DISCLOSURE FORMAT PURSUANT TO GENERAL INSTRUCTION H(2).

ING Insurance Company of America

(A wholly-owned subsidiary of ING Life Insurance and Annuity Company)

Form 10-Q for the period ended September 30, 2004

ING Insurance Company of America

(A wholly-owned subsidiary of ING Life Insurance and Annuity Company)

Form 10-Q for the period ended September 30, 2004

PART I.                            FINANCIAL INFORMATION (UNAUDITED)

Item 1.                                   Financial Statements

Condensed Statements of Income

(Unaudited)

(Millions)

	Three months ended September 30,		Nine months ended September 30,
	2004	2003	2004	2003
Revenue:
Fee income	$2.2	$2.4	$7.0	$7.7
Net investment income	2.3	2.0	7.2	7.1
Net realized capital gains	0.9	0.4	1.1	1.4
Total revenues	5.4	4.8	15.3	16.2
Benefits, losses and expenses:
Benefits:
Interest credited and other benefits to policyholders	0.9	1.9	3.9	5.7
Underwriting, acquisition, and insurance expenses:
General expenses	0.4	0.6	1.1	1.5
Commissions	0.5	0.4	1.4	1.3
Policy acquisition costs deferred	(0.1)	—	(0.4)	(0.3)
Amortization of deferred policy acquisition costs and value of business acquired	1.4	(1.1)	4.0	2.0
Total benefits, losses and expenses	3.1	1.8	10.0	10.2
Income before income taxes	2.3	3.0	5.3	6.0
Income tax (benefit) expense	(0.1)	0.8	0.8	1.3
Net income	$2.4	$2.2	$4.5	$4.7

The accompanying notes are an integral part of these financial statements.

ING Insurance Company of America

(A wholly-owned subsidiary of ING Life Insurance and Annuity Company)

Condensed Balance Sheets

(Unaudited)

(Millions, except share data)

	September 30, 2004	December 31, 2003
	(Unaudited)
Assets
Investments:
Fixed maturities, available for sale, at fair value (amortized cost of $193.6 at 2004 and $127.9 at 2003)	$198.2	$133.1
Securities pledged (amortized cost of $0.7 at 2004)	0.7	—
Total investments	198.9	133.1
Cash and cash equivalents	5.9	4.8
Short term investments under securities loan agreement	0.7	—
Accrued investment income	1.6	1.3
Deferred policy acquisition costs	1.0	0.9
Value of business acquired	28.7	31.6
Other assets	2.8	20.3
Assets held in separate accounts	522.6	660.7
Total assets	$762.2	$852.7

Liabilities and Shareholder’s Equity
Policy liabilities and accruals:
Other policyholder’s funds	$128.7	$86.6
Due to affiliates	2.7	0.6
Payables under securities loan agreement	0.7	—
Current income taxes	2.1	1.7
Deferred income taxes	8.0	7.9
Other liabilities	2.2	2.6
Liabilities related to separate accounts	522.6	660.7
Total liabilities	667.0	760.1

Shareholder’s equity:
Common stock (35,000 shares authorized, 25,500 issued and outstanding; $100 per share par value)	2.5	2.5
Additional paid-in capital	181.2	181.2
Accumulated other comprehensive income	0.3	2.2
Retained deficit	(88.8)	(93.3)
Total shareholder’s equity	95.2	92.6
Total liabilities and shareholder’s equity	$762.2	$852.7

The accompanying notes are an integral part of these financial statements.

ING Insurance Company of America

(A wholly-owned subsidiary of ING Life Insurance and Annuity Company)

Condensed Statements of Changes in Shareholder’s Equity

(Unaudited)

(Millions)

	Nine months ended September 30,
	2004	2003
Shareholder’s equity, beginning of period	$92.6	$85.9
Comprehensive income:
Net income	4.5	4.7
Other comprehensive (loss) income net of tax: Unrealized (loss) gain on securities ($(2.9) and $0.3, pretax year to date)	(1.9)	0.2
Total comprehensive income	2.6	4.9
Other	—	(0.1)
Shareholder’s equity, end of period	$95.2	$90.7

The accompanying notes are an integral part of these financial statements.

ING Insurance Company of America

(A wholly-owned subsidiary of ING Life Insurance and Annuity Company)

Condensed Statements of Cash Flows

(Unaudited)

(Millions)

	Nine months ended September 30,
	2004	2003
Net cash (used for) provided by operating activities	$(4.7)	$2.5
Cash flows provided by (used for) investing activities
Proceeds from the sale, maturity or repayment of fixed maturities, available for sale	201.5	191.9
Acquisition of fixed maturities, available for sale	(195.9)	(200.5)
Net cash provided by (used for) investing activities	5.6	(8.6)
Cash flows provided by (used for) financing activities
Deposits and interest credited for investment contracts	0.2	5.9
Maturities and withdrawals from investment contracts	—	(1.5)
Other, net	—	(3.5)
Net cash provided by financing activities	0.2	0.9
Net change in cash and cash equivalents	1.1	(5.2)
Cash and cash equivalents, beginning of period	4.8	5.2
Cash and cash equivalents, end of period	$5.9	$—

The accompanying notes are an integral part of these financial statements.

ING Insurance Company of America

(A wholly-owned subsidiary of ING Life Insurance and Annuity Company)

Notes to Condensed Financial Statements (Unaudited)

1.                                      Basis of Presentation

ING Insurance Company of America (“IICA” or the “Company”), is a provider of financial products and services in the United States. The Company is a wholly-owned subsidiary of ING Life Insurance and Annuity Company (“ILIAC”). ILIAC is a wholly-owned subsidiary of Lion Connecticut Holdings Inc. (“Lion Connecticut”). Lion Connecticut’s ultimate parent is ING Groep N.V. (“ING”), a financial services company based in The Netherlands.

The condensed financial statements and notes as of September 30, 2004 and December 31, 2003 and for the three and nine months ended September 30, 2004 and 2003 (“interim periods”) have been prepared in accordance with U.S. generally accepted accounting principles and are unaudited. The condensed financial statements reflect all adjustments (consisting only of normal recurring accruals) which are, in the opinion of management, necessary for the fair presentation of the financial position, results of operations and cash flows for the interim periods. These condensed financial statements and notes should be read in conjunction with the financial statements and related notes as presented in the Company’s 2003 Annual Report on Form 10-K. The results of operations for the interim periods may not be indicative of results to be expected for the full year.

The Company has one operating segment, U.S. Financial Services (“USFS”), and all revenue reported by the Company comes from external customers.

2.                                      Recently Adopted Accounting Standards

Accounting and Reporting by Insurance Enterprises for Certain Nontraditional Long-Duration Contracts and for Separate Accounts

The Company adopted Statement of Position (“SOP”) 03-1, “Accounting and Reporting by Insurance Enterprises for Certain Nontraditional Long-Duration Contracts and for Separate Accounts,” on January 1, 2004. SOP 03-1 establishes several new accounting and disclosure requirements for certain nontraditional long-duration contracts and for separate accounts including, among other things, a requirement that assets and liabilities of separate account arrangements that do not meet certain criteria be accounted for as general account assets and liabilities, and that revenues and expenses related to such arrangements be consolidated with the respective revenue and expense lines in the Condensed Statement of Operations. In addition, the SOP requires additional liabilities be established for certain guaranteed death and other benefits and for Universal Life products with certain patterns of cost of insurance charges, and that sales inducements provided to contractholders be recognized on the balance sheet separately from deferred acquisition costs and amortized as a component of benefits expense using methodology and assumptions consistent with those used for amortization of deferred policy acquisition costs.

The Company evaluated all requirements of SOP 03-1 and determined that it is affected by the SOP’s requirements to account for certain separate account arrangements as general account arrangements. Requirements to establish additional liabilities for minimum guarantee benefits are applicable to the Company, however, the Company’s policies on policy liabilities have historically been, and continue to be, in conformity with the requirements newly established. Requirements for recognition of additional liabilities for Universal Life products with certain patterns of cost of insurance charges are not applicable to the Company.

The adoption of SOP 03-1 did not have a significant effect on the Company’s results of operations, and had no impact on the Company’s net income.

The implementation of SOP 03-1 raised questions regarding the interpretation of the requirements of Financial Accounting Standard (“FAS”) No. 97, concerning when it is appropriate to record an unearned revenue liability related to the insurance benefit function.  To clarify its position, the Financial Accounting Standards Board (“FASB”) issued FASB Staff Position No. FAS 97-1 (“FSP FAS 97-1”), “Situations in Which Paragraphs 17(b) and 20 of FASB Statement No. 97, ‘Accounting and Reporting by Insurance Enterprises for Certain Long-Duration Contracts and for Realized Gains and Losses from the Sale of Investments,’ Permit or Require Accrual of an Unearned Revenue Liability,” effective for fiscal periods beginning subsequent to the date the guidance was issued, June 18, 2004.  The Company adopted FSP FAS 97-1 on July 1, 2004 and has evaluated the impact of the guidance on whether the Company is required to establish an unearned revenue reserve on its existing and new business.   The adoption of FSP FAS 97-1 did not have an impact on the Company’s financial position, results of operations or cash flows.

The Meaning of Other Than Temporary Impairment and its Application to Certain Investments

In March 2004, the Emerging Issues Task Force (“EITF”) reached a consensus on EITF Issue No. 03-1 (“EITF 03-1”), “The Meaning of Other Than Temporary Impairment and Its Application to Certain Investments,” requiring that a three-step impairment model be applied to securities within its scope.  The three-step model is to be applied on a security-by-security basis as follows:

Step 1:  Determine whether an investment is impaired.  An investment is impaired if the fair value of the investment is less than its cost basis.

Step 2:  Evaluate whether an impairment is other than temporary.

Step 3:  If the impairment is other than temporary, recognize an impairment loss equal to the difference between the investment’s cost and its fair value.

On September 30, 2004, the FASB issued FASB Staff Position No. EITF Issue 03-1-1 (“FSP EITF 03-1-1”), “Effective Date of Paragraphs 10-20 of EITF Issue No. 03-1, ‘The

Meaning of Other Than Temporary Impairment and Its Application to Certain Investments,’” which delayed EITF 03-1’s original effective date of July 1, 2004 for the paragraphs of the guidance surrounding steps two and three of the impairment model introduced.  The delay is in effect until a final consensus can be reached on such guidance.  Despite the delay of the implementation of steps two and three, other than temporary impairments are still to be recognized as required by existing guidance.

Earlier consensus reached by the EITF on this issue required that certain quantitative and qualitative disclosures be made for unrealized losses on debt and equity securities that have not been recognized as other than temporary impairments.  These disclosures were adopted by the Company, effective December 31, 2003, and included in the Investments footnote of the Notes to Financial Statements included in the Company’s December 31, 2003 Form 10-K.  In addition to the disclosure requirements adopted by the Company effective December 31, 2003, the final consensus of EITF 03-1 reached in March 2004 included additional disclosure requirements that are effective for annual financial statements for fiscal years ending after June 15, 2004.

3.                                      New Accounting Pronouncements

In September 2004, the AICPA issued Technical Practice Aid 6300.05-6300.08 “Q&As Related to the Implementation of SOP 03-1, Accounting and Reporting by Insurance Enterprises for Certain Nontraditional Long-Duration Contracts and for Separate Accounts” (the “TPA”).  The TPA provides additional guidance regarding certain implicit assessments that may be used in testing of the base mortality function on contracts, which is performed to determine whether additional liabilities are required in conjunction with SOP 03-1.  In addition, the TPA provides additional guidance surrounding the allowed level of aggregation of additional liabilities determined under the SOP.  The Company is currently evaluating the impact of the TPA and anticipates it will have no impact on the Company’s financial position, results of operations or cash flows.

4.                                      Deferred Policy Acquisition Costs and Value of Business Acquired

Deferred Policy Acquisition Costs (“DAC”) is an asset, which represents certain costs of acquiring certain insurance business, which are deferred and amortized.  These costs, all of which vary with and are primarily related to the production of new and renewal business, consist principally of commissions, certain underwriting and contract issuance expenses, and certain agency expenses. Value of business acquired (“VOBA”) is an asset, which represents the present value of estimated net cash flows embedded in the Company’s contracts, which existed at the time the Company was acquired by ING. DAC and VOBA are evaluated for recoverability at each balance sheet date and these assets would be reduced to the extent that gross profits are inadequate to recover the asset.

The amortization methodology varies by product type based upon two accounting standards: FAS No. 60, “Accounting and Reporting by Insurance Enterprises” (“FAS No. 60”) and FAS No. 97, “Accounting and Reporting by Insurance Enterprises for Certain Long-Duration Contracts and Realized Gains and Losses from the Sale of Investments” (“FAS No. 97”).

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

VOBA activity for the nine month periods ended September 30, 2004 and 2003 was as follows:

(Millions)	2004	2003
Balance at December 31	$31.6	$34.2
Interest accrued at 5% - 7%	1.3	1.8
Amortization	(4.9)	(3.6)
Adjustment for unrealized gain (loss)	0.7	(0.3)
Balance at September 30	$28.7	$32.1

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

6.                                      Additional Insurance Benefits and Minimum Guarantees

Under SOP 03-1, the Company calculates an additional liability (the “SOP reserve”) for certain guaranteed benefits in order to recognize the expected value of death benefits in excess of the projected account balance over the accumulation period based on total expected assessments.

The SOP reserve calculated is the minimum guaranteed death benefits (“MGDB”) reserve and is determined each period by estimating the expected value of death benefits in excess of the projected account balance and recognizing the excess ratably over the accumulation period based on total expected assessments. The Company regularly evaluates estimates used to adjust the additional liability balance, with a related charge or credit to benefit expense, if actual experience or other evidence suggests that earlier assumptions should be revised. The following assumptions and methodology were used to determine the MGDB SOP reserve at September 30, 2004:

Area	Assumptions/Basis for Assumptions
Data used	Based on 101 investment performance scenarios stratified based on 10,000 random generated scenarios
Mean investment performance	8.5%
Volatility	18.0%
Mortality	60.0% of the 90-95 ultimate mortality table
Lapse rates	Vary by contract type and duration; range between 1.0% and 40.0%
Discount rates	6.5%, based on the portfolio earned rate of the general account

As of September 30, 2004, the separate account liability subject to SOP 03-1 for minimum guaranteed benefits and the additional liability recognized related to minimum guarantees is $496.5 million and $0.2 million, respectively.  During the nine months ended September 30, 2004, there were no incurred guaranteed benefits or paid guaranteed benefits. The net amount at risk (net of reinsurance) and the weighted average attained age of contractholders is $7.5 million and 72, respectively, as of September 30, 2004.

The aggregate fair value of equity securities (including mutual funds) supporting separate accounts with additional insurance benefits and minimum investment return guarantees as of September 30, 2004 is $496.5 million.

7.                                      Income Taxes

The Company’s effective tax rates for the three months ended September 30, 2004 and 2003 were (4.3)% and 26.7%, respectively.  Effective tax rates for the nine months ended September 30, 2004 and 2003 were 15.1% and 21.7%, respectively.  The decrease in effective rates for both the three and nine months ended September 30, 2004, is primarily due to the tax benefit associated with the settlement of the 1998-2000 IRS audit. The benefit, which relates primarily to the separate account dividends received deduction, reduced the three month and nine month, year over year effective rates by 37.5% and 15.3%, respectively. Additionally, the prior year nine month results include an increase in tax due to a non-recurring prior year refinement of the deferred tax balance.

8.                                      Commitments and Contingent Liabilities

Litigation

The Company is a party to threatened or pending lawsuits/arbitrations arising from the normal conduct of business.  Due to the climate in insurance and business litigation, suits against the Company sometimes include claims for substantial compensatory, consequential or punitive damages and other types of relief. Moreover, certain claims are asserted as class actions, purporting to represent a group of similarly situated individuals.  While it is not possible to forecast the outcome of such lawsuits/arbitrations, in light of existing insurance, reinsurance and established reserves, it is the opinion of management that the disposition of such lawsuits/arbitrations will not have a materially adverse effect on the Company’s operations or financial position.

9.                                      Reclassification and Changes to Prior Year Presentation

Certain reclassifications have been made to prior year quarterly financial information as stated in the Company’s 2003 Form 10-K to conform to the current year classifications.

The changes were made to the 2003 classification of MGDB excess claims, which previously were included as a reduction to fee income. These changes had no impact on net income or shareholder’s equity of the Company. The following summarizes the change in classification to each financial statement line item (in millions):

Three months ended March 31, 2003	Previously Reported 2003	Adjustment	Restated 2003

Fee income	$1.9	$0.6	$2.5
Total revenue	4.7	0.6	5.3
Interest credited and other benefits to policyholders	1.8	0.6	2.4
Total expense	4.5	0.6	5.1

Six Months ended June 30, 2003	Previously Reported 2003	Adjustment	Restated 2003

Fee income	$3.6	$1.7	$5.3
Total revenue	9.7	1.7	11.4
Interest credited and other benefits to policyholders	2.1	1.7	3.8
Total expense	6.7	1.7	8.4

Nine Months ended September 30, 2003	Previously Reported 2003	Adjustment	Restated 2003

Fee income	$5.0	$2.7	$7.7
Total revenue	13.5	2.7	16.2
Interest credited and other benefits to policyholders	3.0	2.7	5.7
Total expense	7.5	2.7	10.2

Twelve Months ended December 31, 2003	Previously Reported 2003	Adjustment	Restated 2003

Fee income	$6.7	$3.0	$9.7
Total revenue	15.6	3.0	18.6
Interest credited and other benefits to policyholders	0.3	3.0	3.3
Total expense	7.3	3.0	10.3

Item 2.                                   Management’s Narrative Analysis of the Results of Operations and Financial Condition

Overview

The following narrative analysis of the results of operations and financial condition presents a review of ING Insurance Company of America (“IICA”, or the “Company”) as of September 30, 2004 and December 31, 2003 and for the three and nine month periods ended September 30, 2004 and 2003. This review should be read in conjunction with the condensed financial statements and other data presented herein, as well as the “Management’s Narrative Analysis of the Results of Operations and Financial Condition” section contained in the Company’s 2003 Annual Report on Form 10-K.

Nature of Business

The Company principally offers annuity contracts to individuals on a qualified and nonqualified basis and to employer sponsored retirement plans qualified under Internal Revenue Code Sections 401, 403, and 408.  The Company’s products are offered primarily to individuals and employer-sponsored groups in the education market.  The Company’s products are generally sold through a managed network of broker/dealers and dedicated career agents.

Recently Adopted Accounting Standards

Accounting and Reporting by Insurance Enterprises for Certain Nontraditional Long-Duration Contracts and for Separate Accounts

The Company adopted Statement of Position (“SOP”) 03-1, “Accounting and Reporting by Insurance Enterprises for Certain Nontraditional Long-Duration Contracts and for Separate Accounts,” on January 1, 2004. SOP 03-1 establishes several new accounting and disclosure requirements for certain nontraditional long-duration contracts and for separate accounts including, among other things, a requirement that assets and liabilities of separate account arrangements that do not meet certain criteria be accounted for as general account assets and liabilities, and that revenues and expenses related to such arrangements, be consolidated with the respective revenue and expense lines in the Condensed Statement of Operations. In addition, the SOP requires additional liabilities be established for certain guaranteed death and other benefits and for Universal Life products with certain patterns of cost of insurance charges, and that sales inducements provided to contractholders be recognized on the balance sheet separately from deferred acquisition costs and amortized as a component of benefits expense using methodology and assumptions consistent with those used for amortization of deferred policy acquisition costs.

The Company evaluated all requirements of SOP 03-1 and determined that it is affected by the SOP’s requirements to account for certain separate account arrangements as general account arrangements. Requirements to establish additional liabilities for minimum guarantee benefits are applicable to the Company, however, the Company’s policies on policy liabilities have historically been, and continue to be, in conformity with the requirements newly established. Requirements for recognition of additional liabilities for Universal Life products with certain patterns of cost of insurance charges are not applicable to the Company.

The adoption of SOP 03-1 did not have a significant effect on the Company’s results of operations, and had no impact on the Company’s net income.

The implementation of SOP 03-1 raised questions regarding the interpretation of the requirements of Financial Accounting Standard (“FAS”) No. 97, concerning when it is appropriate to record an unearned revenue liability related to the insurance benefit function.  To clarify its position, the Financial Accounting Standards Board (“FASB”) issued FASB Staff Position No. FAS 97-1 (“FSP FAS 97-1”), “Situations in Which Paragraphs 17(b) and 20 of FASB Statement No. 97, ‘Accounting and Reporting by Insurance Enterprises for Certain Long-Duration Contracts and for Realized Gains and Losses from the Sale of Investments,’ Permit or Require Accrual of an Unearned Revenue Liability,” effective for fiscal periods beginning subsequent to the date the guidance was issued, June 18, 2004.  The Company adopted FSP FAS 97-1 on July 1, 2004 and has evaluated the impact of the guidance on whether the Company is required to establish an unearned revenue reserve on its existing and new business.  The adoption of FSP FAS 97-1 did not have an impact on the Company’s financial position, results of operations or cash flows.

The Meaning of Other Than Temporary Impairment and its Application to Certain Investments

In March 2004, the Emerging Issues Task Force (“EITF”) reached a final consensus on EITF Issue No. 03-1 (“EITF-03-1”), “The Meaning of Other Than Temporary Impairment and Its Application to Certain Investments,” requiring that a three-step impairment model be applied to securities within its scope.  The three-step model is to be applied on a security-by-security basis as follows:

Step 1:  Determine whether an investment is impaired.  An investment is impaired if the fair value of the investment is less than its cost basis.

Step 2:  Evaluate whether an impairment is other than temporary.

Step 3:  If the impairment is other than temporary, recognize an impairment loss equal to the difference between the investment’s cost and its fair value.

On September 30, 2004, the FASB issued FASB Staff Position No. EITF Issue 03-1-1 (“FSP EITF 03-1-1”), “Effective Date of Paragraphs 10-20 of EITF Issue No. 03-1, ‘The Meaning of Other Than Temporary Impairment and Its Application to Certain Investments,’” which delayed EITF 03-1’s original effective date of July 1, 2004 for the paragraphs of the guidance surrounding steps two and three of the impairment model introduced.  The delay is in effect until a final consensus can be reached on such guidance.  Despite the delay of the implementation of steps two and three, other than temporary impairments are still to be recognized as required by existing guidance.

Earlier consensus reached by the EITF on this issue required that certain quantitative and qualitative disclosures be made for unrealized losses on debt and equity securities that have not been recognized as other than temporary impairments.  These disclosures were adopted by the Company, effective December 31, 2003, and included in the Investments footnote of the Notes to Financial Statements included in the Company’s December 31, 2003 Form 10-K.  In addition to the disclosure requirements adopted by the Company effective December 31, 2003, the final consensus of EITF 03-1 reached in March 2004 included additional disclosure requirements that are effective for annual financial statements for fiscal years ending after June 15, 2004.

New Accounting Pronouncements

In September 2004, the AICPA issued Technical Practice Aid 6300.05 – 6300.08 “Q&As Related to the Implementation of SOP 03-1, Accounting and Reporting by Insurance Enterprises for Certain Nontraditional Long-Duration Contracts and for Separate Accounts” (the “TPA”).  The TPA provides additional guidance regarding certain implicit assessments that may be used in testing of the base mortality function on contracts, which is performed to determine whether additional liabilities are required in conjunction with SOP 03-1.  In addition, the TPA provides additional guidance surrounding the allowed level of aggregation of additional liabilities determined under the SOP.  The Company is currently evaluating the impact of the TPA and anticipates it will have no impact on the Company’s financial position, results of operations or cash flows.

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

Investment Impairment Testing

The Company reviews the general account investments for impairments by considering the length of the time and the extent to which the fair value has been less than amortized cost; the financial condition and near-term prospects of the issuer; future economic conditions and market forecasts; and the Company’s intent and ability to retain the investment in the issuer for a period of time sufficient to allow for recovery in fair value. Based on the facts and circumstances of each case, management uses judgment in deciding whether any calculated impairments are temporary or other than temporary. For those impairments judged to be other than temporary, the Company reduces the carrying value of those investments to the current fair value and records impairment losses for the difference.

Amortization of Deferred Acquisition Costs and Value of Business Acquired

Deferred policy acquisition costs (“DAC”) and value of business acquired (“VOBA”) are amortized with interest over the life of the contracts (usually 25 years) in relation to the present value of estimated gross profits from projected interest margins, asset-based fees, policy administration and surrender charges less policy maintenance fees.

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

Any adjustment in estimated profit requires that the amortization rate be revised retroactively to the date of policy or contract issuance (“unlocking”), which could be significant. The cumulative difference related to prior periods is recognized as a component of the current period’s amortization, along with amortization associated with the actual gross profits of the period. In general, increases in estimated returns result in increased expected future profitability and may lower the rate of amortization, while increases in lapse/surrender and mortality assumptions or decreases in returns reduce the expected future profitability of the underlying business and may increase the rate of amortization.

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

Forward-Looking Information/Risk Factors

In connection with the “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995, the Company cautions readers regarding certain forward-looking statements contained in this report and in any other statements made by, or on behalf of, the Company, whether or not in future filings with the Securities and Exchange Commission (“SEC”). Forward-looking statements are statements not based on historical information and which relate to future operations, strategies, financial results, or other developments. Statements using verbs such as “expect,” “anticipate,” “believe” or words of similar import generally involve forward-looking statements. Without limiting the foregoing, forward-looking statements include statements which represent the Company’s beliefs concerning future levels of sales and redemptions of the Company’s products, investment spreads and yields, or the earnings and profitability of the Company’s activities.

Forward-looking statements are necessarily based on estimates and assumptions that are inherently subject to significant business, economic and competitive uncertainties and contingencies, many of which are beyond the Company’s control and many of which are subject to change.  These uncertainties and contingencies could cause actual results to differ materially from those expressed in any forward-looking statements made by, or on behalf of, the Company.

Whether or not actual results differ materially from forward-looking statements may depend on numerous foreseeable and unforeseeable developments. Some may be national in scope, such as general economic conditions, changes in tax law and changes in interest rates (for additional information, see the Legislative Initiatives section below).  Some may relate to the insurance industry generally, such as pricing competition, regulatory developments and industry consolidation. Others may relate to the Company specifically, such as credit, volatility and other risks associated with the Company’s investment portfolio.  Investors are also directed to consider other risks and uncertainties discussed in documents filed by the Company with the SEC.  The Company disclaims any obligation to update forward-looking information.

Results of Operations

Fee income for the three and nine month periods ended September 30, 2004 decreased by $0.2 million and $0.7 million, respectively, compared to the same periods in 2003.  The decrease in fee income for the respective time periods is primarily the result of lower variable assets under management.

Net investment income increased by $0.3 million and $0.1 million for the three and nine month periods ended September 30, 2004, respectively, compared to the same periods in 2003. The increase for each respective time period is primarily the result of an increase in average assets under management with fixed options.

Net realized capital gains increased by $0.5 million for the three months ended September 30, 2004 compared to the three months ended September 30, 2003, primarily due to a decreasing interest rate environment experienced during the three months ended September 30, 2004, versus an increasing interest rate environment experienced during the same period in 2003.  Net realized capital gains decreased $0.3 million for the nine months ended September 30, 2004 compared to the nine months ended September 30, 2003, primarily due to an increase in the year-to-date average interest rate.  The fluctuations in net realized gains reflect the impact of the interest rate environment on the overall sale of fixed maturities during the respective time periods.

Interest credited and other benefits to contractholders for the three and nine months ended September 30, 2004 decreased $1.0 million and $1.8 million, respectively, compared to the same periods in 2003, primarily due to a decrease in credited interest rates to contractholders, partially offset by an increase in average assets under management with fixed options.

Underwriting, acquisition, and insurance expenses for the three and nine month periods ended September 30, 2004 decreased by $0.2 million and $0.4 million, respectively, compared to the same periods in 2003, primarily due to the blocks of business no longer being sold by the Company.

Amortization of DAC and VOBA for the three and nine months ended September 30, 2004, increased by $2.5 million and $2.0 million, respectively, compared to the same periods in 2003.  Amortization of long-duration products is recorded in proportion to actual and estimated future gross profits. Estimated gross profits are computed based on underlying assumptions related to the underlying contracts, including but not limited to interest margins, mortality, lapse, premium persistency, expenses, and asset growth. The increase in the amortization of deferred policy acquisition costs and value of insurance acquired reflects the impact of these variables on the overall book of business.

Net income increased by $0.2 million for the three months ended September 30, 2004 compared to the same period in 2003. The increase in earnings is primarily the result of increases in net investment income and net realized capital gains in addition to a decrease in income taxes, partially offset by a decrease in fee income and a slight increase in the net of all benefits and expenses.  Net income decreased by $0.2 million for the nine months ended September 30, 2004 compared to the same period in 2003.  The decline in earnings is primarily the result of lower fee income and net realized capital gains, partially offset by a minor increase in net investment income, a slight decrease in the net of all benefits and expenses, and a decrease in income taxes.

The Company’s annuity deposits and assets under management are as follows:

	Three months ended September 30,		Nine months ended September 30,
(Millions) (Unaudited)	2004	2003	2004	2003
Deposits
Annuities - fixed options	$0.4	$1.0	$1.8	$3.7
Annuities - variable options	4.0	4.2	13.5	13.3
Total - deposits	$4.4	$5.2	$15.3	$17.0

	As of September 30,
	2004	2003
Assets under management
Annuities - fixed options(1)	$122.9	$144.0
Annuities - variable options (2)	522.5	547.6
Total - assets under management	$645.4	$691.6

(1) Excludes net unrealized capital gains of $4.4 million and $7.0 million at September 30, 2004 and 2003, respectively.

(2) Includes $386.3 million and $409.0 million at September 30, 2004 and 2003, respectively, of assets invested through the Company’s products in unaffiliated mutual funds.

Financial Condition

Investments

Fixed Maturities

At September 30, 2004 and December 31, 2003, the Company’s carrying value of available for sale fixed maturities including securities pledged (hereinafter referred to as “total fixed maturities”) represented 100.0% of the total general account for 2004 and 2003. For the same periods, $77.8 million, or 39.1% of total fixed maturities, and $92.3 million, or 69.3% of total fixed maturities, respectively, supported experience-rated products. Total fixed maturities reflected net unrealized capital gains of $4.4 million and $5.2 million at September 30, 2004 and December 31, 2003, respectively.

It is management’s objective that the portfolio of fixed maturities be of high quality and be well diversified by market sector. The fixed maturities in the Company’s portfolio are generally rated by external rating agencies and, if not externally rated, are rated by the Company on a basis believed to be similar to that used by the rating agencies. The average quality rating of the Company’s fixed maturities portfolio was AA at September 30, 2004 and December 31, 2003.

Fixed maturities rated BBB and below may have speculative characteristics and changes in economic conditions or other circumstances are more likely to lead to a weakened capacity of the issuer to make principal and interest payments than is the case with higher rated fixed maturities.

The percentage of total fixed maturities by quality rating category is as follows:

	September 30, 2004	December 31, 2003
AAA	54.6%	47.7%
AA	3.0	1.2
A	25.9	27.7
BBB	14.4	22.6
BB	2.1	0.1
B and below	—	0.7
Total	100.0%	100.0%

The percentage of total fixed maturities by market sector is as follows:

	September 30, 2004	December 31, 2003
U.S. Corporate	40.2%	56.9%
Residential Mortgaged-Backed	15.9	19.7
U.S. Treasuries/Agencies	26.3	6.0
Foreign (1)	4.6	7.2
Asset-Backed	7.4	6.2
Commercial/Multifamily Mortgage-Backed	5.6	4.0
Total	$100.0%	$100.0%

(1) Primarily U.S. dollar denominated.

The Company analyzes the general account investments to determine whether there has been an other than temporary decline in fair value below the amortized cost basis in accordance with FAS No. 115, “Accounting for Certain Investments in Debt and Equity Securities”. Management considers the length of the time and the extent to which the fair value has been less than amortized cost; the financial condition and near-term prospects of the issuer; future economic conditions and market forecasts; and the Company’s intent and ability to retain the investment in the issuer for a period of time sufficient to allow for recovery in fair value. If it is probable that all amounts due according to the contractual terms of a fixed maturity investment will not be collected, an other than temporary impairment is considered to have occurred.

When a decline in fair value is determined to be other than temporary, the individual security is written down to fair value and the loss accounted for as a realized loss.

Liquidity and Capital Resources

Liquidity is the ability of the Company to generate sufficient cash flows to meet the cash requirements of operating, investing, and financing activities. The Company’s principal sources of liquidity are product charges, investment income and maturing investments. Primary uses of these funds are payments of commissions and operating expenses, interest credits, investment purchases, as well as withdrawals and surrenders.

Management believes that its sources of liquidity are adequate to meet the Company’s short-term cash obligations. The Company has entered into agreements with ILIAC under which ILIAC has agreed to cause the Company to have sufficient capital to meet certain capital and surplus levels.

The National Association of Insurance Commissioners’ (“NAIC”) risk-based capital requirements require insurance companies to calculate and report information under a risk-based capital formula. These requirements are intended to allow insurance regulators to monitor the capitalization of insurance companies based upon the type and mixture of risks inherent in a Company’s operations. The formula includes components for asset risk, liability risk, interest rate exposure, and other factors. The Company has complied with the NAIC’s risk-based capital reporting requirements.

Amounts reported indicate that the Company has total adjusted capital above all required capital levels.

Legislative Initiatives

The Jobs and Growth Tax Relief Reconciliation Act of 2003, which was enacted in second quarter 2003, may impact the Company. The Act’s provisions, which reduce the tax rates on long-term capital gains and corporate dividends, impact the relative competitiveness of the Company’s products, especially variable annuities.

Other legislative proposals under consideration include repealing the estate tax, changing the taxation of products and changing life insurance company taxation. Some of these proposals, if enacted, could have a material effect on life insurance, annuity and other retirement savings product sales.  The impact on the Company’s products cannot be predicted.

Item 4.                                   Controls and Procedures

a)              The Company carried out an evaluation, under the supervision and with the participation of its management, including its Chief Executive Officer and Chief Financial Officer, of the effectiveness of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934) as of the end of the period covered by this report.  Based on that evaluation, the Chief Executive Officer and the Chief Financial Officer have concluded that the Company’s current disclosure controls and procedures are effective in ensuring that material information relating to the Company required to be disclosed in the Company’s periodic SEC filings is made known to them in a timely manner.

b)             There has not been any change in the internal controls over financial reporting of the Company that occurred during the period covered by this report that has materially affected or is reasonably likely to materially affect these internal controls.

PART II.                        OTHER INFORMATION

Item 1.                                   Legal Proceedings

The Company is a party to threatened or pending lawsuits arising from the normal conduct of business.  Due to the climate in insurance and business litigation, suits against the Company sometimes include claims for substantial compensatory, consequential or punitive damages and other types of relief.  Moreover, certain claims are asserted as class actions, purporting to represent a group of similarly situated individuals.  While it is not possible to forecast the outcome of such lawsuits, in light of existing insurance, reinsurance and established reserves, it is the opinion of management that the disposition of such lawsuits will not have a materially adverse effect on the Company’s operations or financial position.

As with many financial services companies, the Company and its affiliates have received informal and formal requests for information from various governmental and self-regulatory agencies in connection with investigations of the products and business practices of the financial services industry. In each case, full cooperation has been and is being provided. Reference is made to “Other Regulatory Matters” in Note 10 to the Notes to Financial Statements in Part II, Item 8 of the Company’s Form 10-K Annual Report, filed on March 29, 2004 (SEC File No. 033-81010); the Company’s Form 8-K/A Current Report filed on September 8, 2004 (SEC File No. 033-81010); and the Company’s Form 8-K Current Report filed on October 29, 2004 (SEC File No. 033-81010).

Item 6.                                   Exhibits

3.	(i)	Articles of Incorporation, as restated January 1, 2002, incorporated by reference to the Registrant’s Form 10-K, as filed with the SEC on March 28, 2002 (File No. 33-81010).

	(ii)	By-Laws, as amended and restated January 1, 2002, incorporated by reference to the Registrant’s Form 10-K, as filed with the SEC on March 28, 2002 (File No. 33-81010).

4.		Instruments Defining the Rights of Security Holders, Including Indentures (Annuity Contracts) .

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

ING INSURANCE COMPANY OF AMERICA
(Registrant)

November 12, 2004	By	/s/ David A. Wheat
(Date)	David A. Wheat
Director, Senior Vice President, and Chief Financial Officer