Form 10-K
period 2004-12-31
ING INSURANCE CO  OF AMERICA
filed 2005-03-31
CIK 925988

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    Form 10-K

              Annual Report Pursuant to Section 13 or 15(d) of the
                         Securities Exchange Act of 1934

For the fiscal year ended December 31, 2004   Commission file number: 333-49581, 033-63657
                          -----------------                           --------------------

                        ING Insurance Company of America
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

                   Florida                                06-1286272
--------------------------------------------------------------------------------
       (State or other jurisdiction of                  (IRS employer
         incorporation or organization                identification no.)

Corporate Center One, 2202 North Westshore Boulevard #350, Tampa, Florida      33607
-----------------------------------------------------------------------------------------
           (Address of principal executive offices)                         (Zip Code)

Registrant's telephone number, including area code  (813) 281-3773
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

                                 Yes / / No /X/

APPLICABLE ONLY TO CORPORATE ISSUERS:
Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 25,500 shares of Common Stock as of March 28, 2005, all of which were directly owned by ING Life Insurance and Annuity Company.

NOTE: WHEREAS ING INSURANCE COMPANY OF AMERICA MEETS THE CONDITIONS SET FORTH IN GENERAL INSTRUCTION I(1)(a) AND (b) OF FORM 10-K, THIS FORM IS BEING FILED WITH THE REDUCED DISCLOSURE FORMAT PURSUANT TO GENERAL INSTRUCTION I(2).

                        ING INSURANCE COMPANY OF AMERICA
      (A wholly-owned subsidiary of ING Life Insurance and Annuity Company)
                           Annual Report on Form 10-K
                      For the Year Ended December 31, 2004

                                TABLE OF CONTENTS

FORM 10-K
  ITEM NO.                                                                             PAGE
-----------                                                                            ----
                                           PART I
Item 1.        Business*                                                                  3
Item 2.        Properties*                                                                9
Item 3.        Legal Proceedings                                                         10
Item 4.        Submission of Matters to a Vote of Security Holders**                     10

                                          PART II

Item 5.        Market for Registrant's Common Equity and Related Stockholder Matters     11
Item 6.        Selected Financial Data***                                                11
Item 7.        Management's Narrative Analysis of the Results of Operations and
                  Financial Condition*                                                   11
Item 7A.       Quantitative and Qualitative Disclosures About Market Risk                26
Item 8.        Financial Statements and Supplementary Data                               28
Item 9.        Changes in and Disagreements with Accountants on Accounting and
                  Financial Disclosure                                                   60
Item 9A.       Controls and Procedures                                                   60
Item 9B.       Other Information                                                         60

                                          PART III

Item 10.       Directors and Executive Officers of the Registrant**                      60
Item 11.       Executive Compensation**                                                  60
Item 12.       Security Ownership of Certain Beneficial Owners and Management**          60
Item 13.       Certain Relationships and Related Transactions**                          61
Item 14.       Principal Accountant Fees and Services                                    61

                                          PART IV

Item 15.       Exhibits, Financial Statement Schedules                                   63

               Index to Financial Statement Schedules                                    66
               Signatures                                                                69

  * Item prepared in accordance with General Instruction I(2) of Form 10-K.
 ** Item omitted pursuant to General Instruction I(2) of Form 10-K, except as to
    Part III, Item 10 with respect to compliance with Sections 406 and 407 of the Sarbanes-Oxley Act of 2002.
*** Although item may be omitted pursuant to General Instruction I(2) of Form
    10-K, the Company has provided certain disclosures under this item.

                                     PART I

ITEM 1.   BUSINESS
          (Dollar amounts in millions, unless otherwise stated)

ORGANIZATION OF BUSINESS

ING Insurance Company of America ("IICA" or the "Company") is a stock life insurance company organized in 1990 under the insurance laws of Connecticut. Effective January 5, 2000, the Company's state of domicile changed from Connecticut to Florida. The Company is a wholly-owned subsidiary of ING Life Insurance and Annuity Company ("ILIAC"). ILIAC was a wholly-owned subsidiary of ING Retirement Holdings, Inc. ("HOLDCO"), which was a wholly-owned subsidiary of ING Retirement Services, Inc. ("IRSI") until March 30, 2003. IRSI was a wholly-owned subsidiary of Lion Connecticut Holdings Inc. ("Lion") until March 30, 2003, which in turn was ultimately owned by ING Groep N.V. ("ING"). On March 30, 2003, a series of mergers occurred in the following order: IRSI merged into Lion, and HOLDCO merged into Lion. As a result, ILIAC is now a direct wholly-owned subsidiary of Lion, which, in turn, is an indirect, wholly-owned subsidiary of ING. ING is a global financial services company based in The Netherlands, with American Depository Shares listed on the New York Stock Exchange under the symbol "ING."

DESCRIPTION OF BUSINESS

The Company principally offers annuity contracts in the education market to individuals on a qualified and non-qualified basis and to employer-sponsored retirement plans qualified under Internal Revenue Code Sections 401, 403, and
408. These contracts may be deferred or immediate ("payout annuities").

The Company has one operating segment, ING U.S. Financial Services ("USFS").

PRODUCTS AND SERVICES

The Company's products provide customers with variable and/or fixed investment options. Variable options generally provide for full assumption by the customer of investment risks. Assets supporting variable options are held in Separate Accounts that invest in mutual funds managed and/or distributed by the Company or its affiliates or advised and/or distributed by non-affiliates. Variable Separate Account investment income and realized capital gains and losses are not reflected in the Statements of Operations.

Fixed options are either "fully guaranteed" or "experience-rated". Fully guaranteed fixed options provide guarantees on investment returns, maturity values, and, if applicable, benefit payments. Other fixed options are "experience-rated" and require the customer to assume investment (including realized capital gains and losses on the sale of invested assets) and other risks subject to, among other things, principal and interest guarantees. The Company has not issued these experience-rated fixed options since 2001.

FEES AND MARGINS

Insurance and expense charges, investment management fees and other fees earned by the Company vary by product and depend, among other factors, on the funding option selected by the customer under the product. For annuity products where assets are allocated to variable funding options, the Company may charge the Separate Account asset-based insurance and expense fees.

In addition, when a customer selects a variable funding option, the Company may receive compensation from the fund's adviser, administrator, or other affiliated entity for the performance of certain shareholder services. The Company may also receive administrative service, distribution (12b-1), and/or service plan fees from funds in which customers invest, in addition to compensation from the fund's adviser, administrator, or other affiliated entity. For fixed funding options, the Company earns a margin, which is based on the difference between income earned on the investments supporting the liability and interest credited to customers. The Company may also receive other fees or charges depending on the nature of the products.

PRINCIPAL MARKETS AND METHOD OF DISTRIBUTION

The Company's products are offered primarily to individuals and employer-sponsored groups in the education market. The Company's products generally are sold through a managed network of broker/dealers and dedicated career agents.

The Company is not dependent upon any single customer and no single customer accounted for 10% or more of revenue in 2004. In addition, the loss of business from any one, or a few, independent brokers or agents would not have a material adverse effect on the earnings of the Company.

ASSETS UNDER MANAGEMENT

A substantial portion of fees or other charges and margins is based on assets under management. Assets under management are principally affected by net deposits (i.e., new deposits less surrenders), investment performance (i.e., interest credited to customer accounts for fixed options or market performance for variable options) and customer retention. Assets under management were as follows at December 31:

                                                               2004       2003
--------------------------------------------------------------------------------
New deposits
   Annuities--variable options                               $   18.0   $   17.9
   Annuities--fixed options                                       2.6        4.6
--------------------------------------------------------------------------------
Total deposits                                               $   20.6   $   22.5
================================================================================

Customer assets under management
   Annuities--variable options                               $  540.3   $  584.4
   Annuities--fixed options                                     118.0      138.9
--------------------------------------------------------------------------------
Total customer assets under management                       $  658.3   $  723.3
================================================================================

Assets under management are available for contractowner withdrawal and are generally subject to fair value adjustments and/or deferred surrender charges. To encourage customer retention and recover acquisition expenses, contracts typically impose a surrender charge on contractowner balances withdrawn within a period of time after the contract's inception. The period of time and level of the charge vary by product. More favorable credited rates may also be offered after policies have been in force for a period of time. Existing tax penalties on annuity distributions prior to age 59-1/2 provide further disincentive to customers for premature surrenders of account balances, but generally do not impede transfers of those balances to products of competitors.

COMPETITION

Competition arises from an array of financial services companies including other insurance companies, banks, mutual funds, and other investment managers. Principal competitive factors are reputation for investment performance, product features, service, cost, and the perceived financial strength of the investment manager or sponsor. Competition may affect, among other matters, both business growth and the pricing of the Company's products and services.

INVESTMENT OVERVIEW AND STRATEGY

The Company's investment strategy involves diversification by asset class, and seeks to add economic diversification and to reduce the risks of credit, liquidity, and embedded options within certain investment products, such as convexity risk on collateralized mortgage obligations and call options. The investment management function is centralized under ING Investment Management LLC ("IIM"), an affiliate of the Company, pursuant to an investment advisory agreement. Separate portfolios are established for each general type of product within the Company.

The Company's General Account invests primarily in fixed maturity investments, including publicly issued bonds (including government bonds), privately placed notes and bonds, mortgage-backed securities, and asset-backed securities. The primary investment strategy is to optimize the risk-adjusted return through superior asset selection predicated on a developed relative value approach, solid credit research and monitoring, superior management of interest rate risk, and active exploration into new investment product opportunities. Investments are purchased when market returns, adjusted for risk and expenses, are sufficient to profitably support growth of the liability block of business. In addition, assets and liabilities are analyzed and reported for internal management purposes on an option-adjusted basis. The level of required capital of given transactions is a primary factor in determining relative value among different investment and liability alternatives, within the scope of each product type's objective. An active review of existing holdings identifies specific assets that could be effectively traded in order to enhance the risk-adjusted returns of the portfolio, while minimizing adverse tax and accounting impacts. The Company strives to maintain a portfolio average asset quality rating of A, excluding mortgage loans, but including mortgage-backed securities, which are reported with bonds, based on Standard & Poor's ("S&P") ratings classifications.

RATINGS

On December 15, 2004, S&P reaffirmed its AA (Very Strong) counterparty credit and financial strength rating of ING's primary U.S. insurance operating companies ("ING U.S."), including the Company. S&P, also on this date, revised the outlook on the core insurance operating companies from negative to stable, reflecting ING's commercial position and diversification, financial flexibility, reduced capital leverage, and improved profitability. The outlook revisions recognize ING's progress in setting a more focused and decisive strategic direction and implementing more integrated financial management across banking and insurance.

On December 17, 2004, Moody's Investor's Service, Inc. ("Moody's") issued a credit opinion affirming the financial strength rating of ING U.S., including the Company, of Aa3 (Excellent) with a stable outlook. The rating is based on the strong implicit support and financial strength of the parent company, ING. Furthermore, Moody's noted that ING U.S. has built a leading market share in the domestic individual life insurance, annuity, and retirement plan businesses. ING U.S. enjoys product diversity, further enhancing its credit profile through the use of these multiple distribution channels.

On December 22, 2004, A.M. Best Company, Inc. ("A.M. Best") reaffirmed the financial strength rating of A+ (Superior) of ING U.S., including the Company, while maintaining its negative outlook for ING U.S. These rating actions follow ING's announcement of its intention to sell Life Insurance Company of Georgia ("LOG"), as well as the conclusion of A.M. Best's review of ING's plan to exit the U.S. individual reinsurance business. ING closed the transaction to exit the U.S. individual life reinsurance business on December 31, 2004, and the sale of LOG is expected to be completed during the second quarter of 2005, subject to regulatory approval. Neither of these transactions directly impact the Company.

REGULATION

The Company's operations are subject to comprehensive regulation throughout the United States. The laws of the various jurisdictions establish supervisory agencies, including the state insurance departments, with broad authority to grant licenses to transact business and regulate many aspects of the products and services offered by the Company, as well as solvency and reserve adequacy. Many agencies also regulate the investment activities of insurance companies on the basis of quality, diversification, and other quantitative criteria. The Company's operations and accounts are subject to examination at regular intervals by certain of these regulators.

Operations conducted by the Company are subject to regulation by various state insurance departments in the states where the Company conducts business. The Company is domiciled in Florida. Among other matters, these agencies may regulate premium rates, trade practices, agent licensing, policy forms, underwriting and claims practices, and minimum interest rates to be credited to fixed annuity customer accounts.

The Securities and Exchange Commission ("SEC"), the National Association of Securities Dealers ("NASD") and, to a lesser extent, the states regulate the sales and investment management activities and operations of the Company. Generally, the Company's variable annuity products and certain of its fixed annuities are registered as securities with the SEC. Regulations of the SEC, Department of Labor ("DOL"), and Internal Revenue Service ("IRS") also impact certain of the Company's annuity and other investment and retirement products. These products may involve Separate Accounts and mutual funds registered under the Investment Company Act of 1940.

INSURANCE HOLDING COMPANY LAWS

A number of states regulate affiliated groups of insurers such as the Company under holding company statutes. These laws, among other things, place certain restrictions on transactions between affiliates such as dividends and other distributions that may be paid to the Company's parent corporation.

INSURANCE COMPANY GUARANTY FUND ASSESSMENTS

Insurance companies are assessed the costs of funding the insolvencies of other insurance companies by the various state guaranty associations, generally based on the amount of premiums companies collect in that state.

The Company accrues the cost of future guaranty fund assessments based on estimates of insurance company insolvencies provided by the National Organization of Life and Health Insurance Guaranty Association ("NOLHGA") and the amount of premiums written in each state. The Company has recorded $0.2 and $0.4 for this liability as of December 31, 2004 and 2003, respectively.

For information regarding certain other potential regulatory changes relating to the Company's businesses, see "Risk Factors" in Item 1 "Business".

EMPLOYEES

The Company utilizes the employees of ING North America Insurance Corporation, Inc. and other affiliates. Services provided by the employees of affiliated companies include underwriting, new business processing, customer service, actuarial, risk management, human resources, investment management, finance, information technology, and legal and compliance services. The Company receives an expense allocation, at cost, based on its utilization of employees of affiliates.

RISK FACTORS

In addition to the normal risks of business, the Company is subject to significant risks and uncertainties, including those which are described below.

   EQUITY MARKET VOLATILITY COULD NEGATIVELY IMPACT THE COMPANY'S PROFITABILITY AND FINANCIAL CONDITION

The sales and profitability of the Company's variable annuity products could be impacted by declines in the equity markets. Generally, sales of variable annuities decrease when equity markets decline over an extended period of time. The amount of fees the Company receives on its variable annuity products is based on the account values of the Separate Accounts which support such variable earnings. A decline in the equity markets will likely result in a decrease in such account values and therefore a decrease in the fees the Company receives on its variable annuities. To the extent that the actual performance of the equity markets and the Company's expectations of future performance decrease its future profit expectations, the Company may be required to accelerate the amount of deferred acquisition cost amortization in a given period, potentially negatively impacting its net income in a period.

   THE COMPANY'S EFFORTS TO REDUCE THE IMPACT OF INTEREST RATE CHANGES ON ITS PROFITABILITY AND FINANCIAL CONDITION MAY NOT BE EFFECTIVE

The Company attempts to reduce the impact of changes in interest rates on the profitability and financial condition of its fixed annuity operations. The Company accomplishes this reduction primarily by managing the duration of its assets relative to the duration of its liabilities. During a period of rising interest rates, annuity contract surrenders and withdrawals may increase as customers seek to achieve higher returns. Despite its efforts to reduce the impact of rising interest rates, the Company may be required to sell assets to raise the cash necessary to respond to such surrenders and withdrawals, thereby realizing capital losses on the assets sold. An increase in policy surrenders and withdrawals may also require the Company to accelerate amortization of policy acquisition costs relating to these contracts, which would further reduce its net income.

During periods of declining interest rates, borrowers may prepay or redeem mortgages and bonds that the Company owns, which would force it to reinvest the proceeds at lower interest rates. The Company's General Account products generally contain minimum interest rate guarantees. These minimum guarantees may constrain the Company's ability to lower credited interest rates in response to lower investment returns. Therefore, it may be more difficult for the Company to maintain its desired spread between the investment income it earns and the interest it credits to its customers, thereby reducing its profitability.

   A DOWNGRADE IN ANY OF THE RATINGS FOR THE COMPANY MAY, AMONG OTHER THINGS, INCREASE POLICY SURRENDERS AND WITHDRAWALS, REDUCE NEW SALES, AND TERMINATE RELATIONSHIPS WITH DISTRIBUTORS, ANY OF WHICH COULD ADVERSELY AFFECT ITS PROFITABILITY AND FINANCIAL CONDITION

Ratings are important factors in establishing the competitive position of insurance companies. A downgrade, or the potential for such a downgrade, of any of the ratings for the Company could, among other things:

- Materially increase the number of annuity contract surrenders and withdrawals;

- Result in the termination of relationships with broker-dealers, banks, agents, wholesalers, and other distributors of the Company's products and services; and

-  Reduce new sales of annuity contracts.

Any of these consequences could adversely affect the Company's profitability and financial condition.

Rating organizations assign ratings based upon several factors. While most of the factors relate to the rated company, some of the factors relate to the views of the rating organization, general economic conditions, and circumstances outside the rated company's control. In addition, rating organizations may employ different models and formulas to assess financial strength of a rated company, and from time to time rating organizations have, in their discretion, altered the models. Changes to the models, general economic conditions, or circumstances outside the Company's control could impact a rating organization's judgment of its rating and the subsequent rating it assigns the Company. The Company cannot predict what actions rating organizations may take, or what actions it may be required to take in response to the actions of rating organizations, which could adversely affect the Company.

   THE COMPANY'S INVESTMENT PORTFOLIO IS SUBJECT TO SEVERAL RISKS THAT MAY DIMINISH THE VALUE OF ITS INVESTED ASSETS AND ADVERSELY AFFECT ITS SALES, PROFITABILITY AND THE INVESTMENT RETURNS CREDITED TO CERTAIN OF ITS CUSTOMERS

The Company's investment portfolio is subject to several risks, including, among other things:

- The Company may experience an increase in defaults or delinquency in the investment portfolios.

- The Company may have greater difficulty selling privately placed fixed maturity securities in a timely manner, because they are less liquid than publicly traded fixed maturity securities.

- During periods of declining interest rates, borrowers may prepay or redeem prior to maturity (i) mortgages that back certain mortgage-backed securities and (ii) bonds with embedded call options that the Company owns which would force it to reinvest the proceeds received at lower interest rates.

Any of these consequences may diminish the value of the Company's invested assets and adversely affect its sales, profitability, or the investment returns credited to its customers.

   CHANGES IN REGULATION IN THE UNITED STATES MAY REDUCE THE COMPANY'S PROFITABILITY

The Company's insurance business is subject to comprehensive regulation and supervision throughout the United States by both state and federal regulators. The primary purpose of state regulation of the insurance business is to protect contractowners, and not necessarily to protect other constituencies such as creditors or investors. State insurance regulators, state attorneys general, the National Association of Insurance Commissioners, the SEC, and the NASD continually reexamine existing laws and regulations and may impose changes in the future. Changes in federal legislation and administrative policies in areas such as employee benefit plan regulation, financial services regulation, and federal taxation could lessen the advantages of certain of the Company's products as compared to competing products, or possibly result in the surrender of some existing contracts and policies or reduced sales of new products and, therefore, could reduce the Company's profitability.

The insurance industry has recently become the focus of greater regulatory scrutiny due to questionable business practices relating to trading and pricing within the mutual fund and variable annuity industries, allegations related to improper special payments, price-fixing, conflicts of interest and improper accounting practices, and other misconduct alleged by and initiatives of the New York Attorney General, state insurance departments, and in related litigation. As a result, a large number of insurance companies, including certain ING affiliates, have been requested to provide information to regulatory authorities. In some cases, this regulatory scrutiny has led to new proposed legislation regulating insurance companies, regulatory penalties and related litigation. At this time, the Company does not believe that any such regulatory scrutiny will materially impact it; however, the Company cannot guarantee that new laws, regulations, or other regulatory action aimed at the business practices under scrutiny would not adversely affect its business. The adoption of new laws or regulations, enforcement action or litigation, whether or not involving the Company, could influence the manner in which it distributes its insurance products, which could adversely impact the Company.

ITEM 2.   PROPERTIES

The Company's principal executive office is located at Corporate Center One, 2202 North Westshore Boulevard #350, Tampa, Florida 33607 and its principal office for operations is located at 151 Farmington Avenue, Hartford, Connecticut 06156. The Company occupies office space that is leased by ILIAC or other affiliates. Expenses associated with these offices are allocated on a direct and indirect basis to the Company. Affiliates within ING's U.S. operations also provide the Company with various management, finance, investment management and other administrative services, from facilities located at 5780 Powers Ferry Road, N.W., Atlanta, Georgia 30327-4390. Affiliates also provide the Company with product management, sales, marketing, customer and other administrative services for its annuity business from facilities located in West Chester, Pennsylvania and Des Moines, Iowa. The affiliated companies are reimbursed for the Company's use of these services and facilities under a variety of intercompany agreements.

ITEM 3.   LEGAL PROCEEDINGS

The Company is a party to threatened or pending lawsuits/arbitrations arising from the normal conduct of business. Due to the climate in insurance and business litigation/arbitration, suits against the Company sometimes include claims for substantial compensatory, consequential or punitive damages and other types of relief. Moreover, certain claims are asserted as class actions, purporting to represent a group of similarly situated individuals. While it is not possible to forecast the outcome of such lawsuits/arbitrations, in light of existing insurance, reinsurance and established reserves, it is the opinion of management that the disposition of such lawsuits/arbitrations will not have a materially adverse effect on the Company's operations or financial position.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Omitted pursuant to General Instruction I(2)(c) of Form 10-K.

                                     PART II

ITEM 5.   MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

There is no public trading market for the Company's Common Stock. All of the Company's outstanding common stock is owned by ILIAC, which is a wholly-owned subsidiary of Lion, which is ultimately owned by ING.

The Company's ability to pay dividends is subject to the prior approval of the insurance regulatory authorities of the State of Florida for payment of any dividend which exceeds certain statutorily prescribed thresholds that are calculated in relation to a company's statutory surplus and/or its net gains from operations.

The Company did not pay dividends to its parent or receive capital contributions from its parent in 2004, 2003, or 2002.

ITEM 6.   SELECTED FINANCIAL DATA
          (Dollar amounts in millions, unless otherwise stated)

                        ING INSURANCE COMPANY OF AMERICA
                    3-YEAR SUMMARY OF SELECTED FINANCIAL DATA

                                                   2004         2003         2002
------------------------------------------------------------------------------------
OPERATING RESULTS
Net investment income                           $      9.5   $      6.6   $      6.7
Fee income                                             8.1          8.3         10.3
Net realized capital gains (losses)                    1.3          2.3         (2.4)
Total revenue                                         18.9         17.2         14.6
Interest credited and other benefits to
  contractowners                                       3.7          1.9          5.8
Amortization of deferred policy acquisition
  costs and value of business acquired                 5.1          3.6         10.6
Income (loss) before cumulative effect of
  change in accounting principle                       5.9          6.3         (3.3)
Cumulative effect of change in accounting
  principle, net of tax                                 --           --       (101.8)
Net income (loss)                                      5.9          6.3       (105.1)

FINANCIAL POSITION
Total investments                               $    185.2   $    133.1   $    129.6
Assets held in separate accounts                     540.3        660.7        622.0
Total assets                                         790.8        852.7        808.2
Future policy benefits and claims reserves           123.0         86.6         91.1
Liabilities related to separate accounts             540.3        660.7        622.0
Total shareholder's equity                            96.3         92.6         85.9

ITEM 7. MANAGEMENT'S NARRATIVE ANALYSIS OF THE RESULTS OF OPERATIONS AND FINANCIAL CONDITION
          (Dollar amounts in millions, unless otherwise stated)

OVERVIEW

The following narrative analysis of the results of operations presents a review of ING Insurance Company of America ("IICA" or the "Company") for each of the two years ended December 31, 2004 and 2003 and financial condition as of December 31, 2004 versus 2003. This overview should be read in its entirety and in conjunction with the selected financial data, financial statements, related notes and other data found under Part II, Item 6 and Item 8 contained herein.

ITEM 7. MANAGEMENT'S NARRATIVE ANALYSIS OF THE RESULTS OF OPERATIONS AND FINANCIAL CONDITION (continued)

FORWARD-LOOKING INFORMATION/RISK FACTORS

In connection with the "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995, the Company cautions readers regarding certain forward-looking statements contained in this report and in any other statements made by, or on behalf of, the Company, whether or not in future filings with the Securities Exchange Commission ("SEC"). Forward-looking statements are statements not based on historical information and which relate to future operations, strategies, financial results, or other developments. Statements using verbs such as "expect," "anticipate," "believe" or words of similar import generally involve forward-looking statements. Without limiting the foregoing, forward-looking statements include statements which represent the Company's beliefs concerning future levels of sales and redemptions of the Company's products, investment spreads and yields, or the earnings and profitability of the Company's activities.

Forward-looking statements are necessarily based on estimates and assumptions that are inherently subject to significant business, economic, and competitive uncertainties and contingencies, many of which are beyond the Company's control and many of which are subject to change. These uncertainties and contingencies could cause actual results to differ materially from those expressed in any forward-looking statements made by, or on behalf of, the Company. Whether or not actual results differ materially from forward-looking statements may depend on numerous foreseeable and unforeseeable developments. Some may be national in scope, such as general economic conditions, changes in tax law, and changes in interest rates. Some may be related to the insurance industry generally, such as pricing competition, regulatory developments, and industry consolidation. Others may relate to the Company specifically, such as litigation, regulatory action, and risks associated with the Company's investment portfolio, such as changes in credit quality, price volatility, and liquidity. Investors are also directed to consider other risks and uncertainties discussed in documents filed by the Company with the SEC. Except as may be required by the federal securities laws, the Company disclaims any obligation to update forward-looking information.

CRITICAL ACCOUNTING POLICIES

GENERAL

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires the use of estimates and assumptions in certain circumstances that affect amounts reported in the accompanying financial statements and related footnotes. These estimates and assumptions are evaluated on an on-going basis based on historical developments, market conditions, industry trends, and other information that is reasonable under the circumstances. There can be no assurance that actual results will conform to estimates and assumptions, and that reported results of operations will not be materially adversely affected by the need to make future accounting adjustments to reflect changes in these estimates and assumptions from time to time.

The Company has identified the following estimates as critical in that they involve a higher degree of judgment and are subject to a significant degree of variability: reserves, other-than-temporary impairment testing, and amortization of value of business acquired ("VOBA"). In developing these estimates, management makes subjective and complex judgments that are inherently uncertain and subject to material changes as facts and circumstances develop. Although variability is inherent in these estimates, management believes the amounts provided are appropriate based upon the facts available upon compilation of the financial statements.

ITEM 7. MANAGEMENT'S NARRATIVE ANALYSIS OF THE RESULTS OF OPERATIONS AND FINANCIAL CONDITION (continued)
CRITICAL ACCOUNTING POLICIES (continued)

RESERVES

The Company establishes and carries actuarially determined reserve liabilities which are calculated to meet its future obligations. Changes in or deviations from the assumptions used can significantly affect the Company's reserve levels and related future operations.

Reserves for deferred annuity investment contracts and immediate annuities without life contingent benefits are equal to cumulative deposits less charges and withdrawals plus credited interest thereon (rates range from 3.0% to 7.8.% for all years presented) net of adjustments for investment experience that the Company is entitled to reflect in future credited interest. These reserves also include unrealized gains/losses related to investments and unamortized realized gains/losses on investments for experience-rated contracts. Reserves on experience-rated contracts reflect the rights of contractowners, plan participants, and the Company.

Reserves for immediate annuities with life contingent benefits are computed on the basis of assumed interest discount rates, mortality, and expenses, including a margin for adverse deviations. Such assumptions generally vary by plan, year of issue and policy duration. Reserve interest rates range from 4.9% to 8.0% for all years presented.

OTHER-THAN-TEMPORARY IMPAIRMENT TESTING

The Company's accounting policy requires that a decline in the value of an investment below its amortized cost basis be assessed to determine if the decline is other-than-temporary. If so, the investment is deemed to be other-than-temporarily impaired, and a charge is recorded in net realized capital losses equal to the difference between fair value and the amortized cost basis of the investment. The fair value of the other-than-temporarily impaired investment becomes its new cost basis.

In addition, the Company invests in structured securities that meet the criteria of Emerging Issues Task Force ("EITF") Issue No. 99-20, "Recognition of Interest Income and Impairment on Purchased and Retained Beneficial Interests in Securitized Financial Assets." Under EITF Issue No. 99-20, a determination of the required impairment is based on credit risk and the possibility of significant prepayment risk that restricts the Company's ability to recover the investment. An impairment is recognized if the fair value of the security is less than amortized cost and there has been an adverse change in cash flow since the remeasurement date. When a decline in fair value is determined to be other-than-temporary, the individual security is written down to fair value and the loss is accounted for as a realized loss.

The evaluation of other-than-temporary impairments included in the General Account is a quantitative and qualitative process, which is subject to risks and uncertainties and is intended to determine whether declines in the fair value of investments should be recognized in current period earnings. The risks and uncertainties include the length of time and extent to which the fair value has been less than amortized cost, changes in general economic conditions, the issuer's financial condition or near-term recovery prospects, and the effects of changes in interest rates.

ITEM 7. MANAGEMENT'S NARRATIVE ANALYSIS OF THE RESULTS OF OPERATIONS AND FINANCIAL CONDITION (continued)
CRITICAL ACCOUNTING POLICIES (continued)

AMORTIZATION OF VALUE OF BUSINESS ACQUIRED

VOBA represents the outstanding value of in force business capitalized and is subject to amortization in purchase accounting when the Company was acquired. The value is based on the present value of estimated net cash flows embedded in the Company's contracts.

The amortization methodology used for VOBA varies by product type. Statement of Financial Accounting Standards ("FAS") No. 97, "Accounting and Reporting by Insurance Enterprises for Certain Long-Duration Contracts and for Realized Gains and Losses from the Sale of Investments," ("FAS 97") applies to universal life and investment-type products, such as fixed and variable deferred annuities. Under FAS No. 97, VOBA is amortized, with interest, over the life of the related contracts (usually 25 years) in relation to the present value of estimated future gross profits from investment, mortality, and expense margins; asset-based fees, policy administration, and surrender charges; less policy maintenance fees and non-capitalized commissions, as well as realized gains and losses on investments.

Changes in assumptions can have a significant impact on VOBA balances and amortization rates. Several assumptions are considered significant in the estimation of future gross profits associated with variable deferred annuity products. One of the most significant assumptions involved in the estimation of future gross profits is the assumed return associated with the variable account performance. To reflect the volatility in the equity markets, this assumption involves a combination of near-term expectations and long-term assumptions regarding market performance. The overall return on the variable account is dependent on multiple factors, including the relative mix of the underlying sub-accounts among bond funds and equity funds, as well as equity sector weightings. Other significant assumptions include surrender and lapse rates, estimated interest spread, and estimated mortality.

Due to the relative size and sensitivity to minor changes in underlying assumptions of VOBA balances, the Company performs a quarterly and annual analysis of VOBA for the annuity business. The VOBA balances are evaluated for recoverability and are reduced to the extent that estimated future gross profits are inadequate to recover the asset.

At each evaluation date, actual historical gross profits are reflected, and estimated future gross profits and related assumptions are evaluated for continued reasonableness. Any adjustment in estimated profit requires that the amortization rate be revised ("unlocking"), retroactively to the date of the policy or contract issuance. The cumulative prior period adjustment is recognized as a component of current period amortization. In general, increases in investment, mortality, and expense margins, and thus estimated future profits, lower the rate of amortization. However, decreases in investment, mortality, and expense margins, and thus estimated future profits, increase the rate of amortization.

Deferred policy acquisition costs ("DAC") represents policy acquisition costs that have been capitalized and are subject to amortization. Such costs consist principally of certain commissions, underwriting, contract issuance, and agency expenses, related to the production of new and renewal business. DAC, in the amount of $0.9 as of December 31, 2004 and 2003, is included in other assets on the Balance Sheets and the related amortization is included in VOBA amortization.

ITEM 7. MANAGEMENT'S NARRATIVE ANALYSIS OF THE RESULTS OF OPERATIONS AND FINANCIAL CONDITION (continued)
CRITICAL ACCOUNTING POLICIES (continued)

ANALYSIS OF VOBA

During 2004, VOBA amortization increased principally due to a decrease in estimated future profits, due to higher surrenders and a decrease in assets under management.

During 2003 the Company reset long-term assumptions for the Separate Account returns from 9.0% to 8.5% (gross before fund management fees and mortality, expense, and other policy charges), reflecting a blended return of equity and other sub-accounts. The 2003 unlocking adjustment was primarily driven by improved market performance compared to expected performance during 2003. For the year ended December 31, 2003, the Company recorded a deceleration of VOBA amortization totaling $1.1 before tax, or $0.7, net of $0.4 of federal income tax expense.

As part of the regular analysis of VOBA, at the end of 2002, the Company unlocked its long-term rate of return assumptions. The Company reset long-term return assumptions for the Separate Account returns to 9.0% (gross before fund management fees and mortality and expense and other policy charges), as of December 31, 2002, reflecting a blended return of equity and other sub-accounts. The unlocking adjustment in 2002 was primarily driven by the sustained downturn in the equity markets and revised expectations for future returns. During 2002, the Company recorded an acceleration of VOBA amortization totaling $3.5 before tax, or $2.3, net of $1.2 of federal income tax benefit.

RESULTS OF OPERATIONS

YEAR ENDED DECEMBER 31, 2004 COMPARED TO YEAR ENDED DECEMBER 31, 2003

NET INCOME: Net income decreased by $0.4 to $5.9 for 2004, as compared to $6.3 for 2003. Decreased net income is primarily the result of an increase in amortization of VOBA partially offset by an increase in net investment income in excess of interest credited.

NET INVESTMENT INCOME: Net investment income from General Account assets increased $2.9 to $9.5 for 2004 from $6.6 for 2003. The increase is primarily due to the inclusion of interest income of $3.0 on the guaranteed portion of the separate accounts beginning in 2004 as required with the adoption of Statement of Position ("SOP") 03-1, "Accounting and Reporting by Insurance Enterprises for Certain Nontraditional Long-Duration Contracts and for Separate Accounts".

FEE INCOME: Fee income for 2004 decreased by $0.2 to $8.1 from $8.3 for 2003. A substantial portion of fee income is calculated based on variable assets under management. The decrease in fee income was primarily due to a decrease in the Company's average variable assets under management by 7.5%.

ITEM 7. MANAGEMENT'S NARRATIVE ANALYSIS OF THE RESULTS OF OPERATIONS AND FINANCIAL CONDITION (continued)
RESULTS OF OPERATIONS (continued)

NET REALIZED CAPITAL GAINS: Net realized capital gains for 2004 decreased by $1.0 to $1.3 from $2.3 for 2003. The decrease in gains is primarily due to rising interest rates in 2004. In an increasing rate environment, the market value of fixed maturities in the portfolios decreases, which in turn, results in lower realized gains upon sale.

INTEREST CREDITED AND OTHER BENEFITS TO CONTRACTOWNERS: Interest credited and other benefits to contractowners increased $1.8 to $3.7 from $1.9 for 2003. The increase is primarily due to the inclusion of interest credited to contractowners on the guaranteed portion of the separate accounts, as required by SOP 03-1.

OPERATING EXPENSES: Operating expenses for 2004 decreased by $0.7 to $2.7 from $3.4 for 2003. The decrease is principally related to reductions in premium tax expenses, guarantee fund assessments and the overall decrease in assets under management by 9%.

AMORTIZATION OF VOBA: Amortization of VOBA for 2004, increased by $1.5 to $5.1 from $3.6 for 2003. Amortization of long-duration products is recorded in proportion to actual and estimated future gross profits. Estimated gross profits are computed based on assumptions related to the underlying contracts, including but not limited to interest margins, surrenders, withdrawals, expenses, and asset growth. Due to higher surrenders and a decrease in assets under management, the Company's estimate of future profits decreased.

FINANCIAL CONDITION

INVESTMENTS

INVESTMENT STRATEGY

The Company's investment strategy for its General Account investments involves diversification by asset class, and seeks to add economic diversification and to reduce the risks of credit, liquidity, and embedded options within certain investment products, such as convexity risk on collateralized mortgage obligations and call options. The investment management function is centralized under ING Investment Management LLC ("IIM"), pursuant to an investment advisory agreement. Separate portfolios are established for each general type of product within IICA.

The Company invests its General Account primarily in fixed maturity investments, including publicly issued bonds (including government bonds), privately placed notes and bonds, mortgage-backed securities, and asset-backed securities. The primary investment strategy is to optimize the risk-adjusted return through superior asset selection predicated on a developed relative value approach, credit research and monitoring, superior management of interest rate risk, and active exploration into new investment product opportunities. Investments are purchased when market returns, adjusted for risk and expenses, are sufficient to profitably support growth of the liability block of business. In addition, assets and liabilities are analyzed and reported for internal management purposes on an option-adjusted basis. The level of required capital of given transactions is a primary factor in determining relative value among different investment and liability alternatives, within the scope of each product type's objective. An active review of existing holdings identifies specific assets that could be effectively traded in order to enhance the risk-adjusted returns of the portfolio, while minimizing adverse tax and accounting impacts. The Company strives to maintain a portfolio average asset quality rating of A,

ITEM 7. MANAGEMENT'S NARRATIVE ANALYSIS OF THE RESULTS OF OPERATIONS AND FINANCIAL CONDITION (continued)
FINANCIAL CONDITION (continued)

excluding mortgage loans, but including mortgage-backed securities that are reported with bonds, based on Standard & Poor's ratings classifications.

PORTFOLIO COMPOSITION

The following table presents the investment portfolio at December 31, 2004 and 2003.

                                                     2004                       2003
                                           -----------------------    -----------------------
                                           FAIR VALUE          %      FAIR VALUE          %
-----------------------------------------------------------------------------------------------
Fixed maturities, including
  securities pledged                       $    185.2        100.0%   $    133.1        100.0%
===============================================================================================

FIXED MATURITIES

Fixed maturities available-for-sale as of December 31, 2004 were as follows:

                                                                GROSS        GROSS
                                                 AMORTIZED   UNREALIZED   UNREALIZED      FAIR
                                                   COST         GAINS       LOSSES        VALUE
---------------------------------------------------------------------------------------------------
Fixed maturities:
U.S. government and government
  agencies and authorities                      $     47.2   $      0.2   $      0.4   $     47.0
U.S. corporate securities:
  Public utilities                                     9.8          0.3          0.1         10.0
  Other corporate securities                          64.3          2.5          0.3         66.5
---------------------------------------------------------------------------------------------------
  Total U.S. corporate securities                     74.1          2.8          0.4         76.5
---------------------------------------------------------------------------------------------------

Foreign securities                                     6.6          0.5           --          7.1
Residential mortgage-backed securities                30.6          0.1          0.3         30.4
Commercial mortgage-backed securities                  9.2          0.5          0.1          9.6
Other asset-backed securities                         14.2          0.4           --         14.6
---------------------------------------------------------------------------------------------------
Total fixed maturities including fixed
  maturities, pledged to creditors                   181.9          4.5          1.2        185.2
Less: fixed maturities pledged to creditors           20.4           --          0.2         20.2
---------------------------------------------------------------------------------------------------

Fixed maturities                                $    161.5   $      4.5   $      1.0   $    165.0
===================================================================================================

ITEM 7. MANAGEMENT'S NARRATIVE ANALYSIS OF THE RESULTS OF OPERATIONS AND FINANCIAL CONDITION (continued)
FINANCIAL CONDITION (continued)

Fixed maturities available-for-sale as of December 31, 2003 were as follows:

                                                                GROSS        GROSS
                                                 AMORTIZED   UNREALIZED   UNREALIZED      FAIR
                                                   COST         GAINS       LOSSES        VALUE
---------------------------------------------------------------------------------------------------
Fixed maturities:
U.S. government and government
  agencies and authorities                      $      7.6   $      0.4   $       --   $      8.0
U.S. corporate securities:
  Public utilities                                     4.1          0.1           --          4.2
  Other corporate securities                          68.3          3.5          0.3         71.5
---------------------------------------------------------------------------------------------------
Total U.S. corporate securities                       72.4          3.6          0.3         75.7
---------------------------------------------------------------------------------------------------

Foreign securities                                     9.0          0.6           --          9.6
Residential mortgage-backed securities                26.3          0.2          0.3         26.2
Commercial mortgage-backed securities                  4.9          0.4           --          5.3
Other asset-backed securities                          7.7          0.6           --          8.3
---------------------------------------------------------------------------------------------------

Fixed maturities                                $    127.9   $      5.8   $      0.6   $    133.1
===================================================================================================

At December 31, 2004 and 2003, respectively, the Company's carrying value of available-for-sale fixed maturities, including fixed maturities pledged to creditors (hereinafter referred to as "total fixed maturities") represented 100% of the total general account invested assets. For the same periods, $61.1, or 33.0% of total fixed maturities, and $92.3, or 69.3% of total fixed maturities, respectively, supported experience-rated products. Total fixed maturities reflected net unrealized capital gains of $3.3 and $5.2 at December 31, 2004 and 2003, respectively.

It is management's objective that the portfolio of fixed maturities be of high quality and be well diversified by market sector. The fixed maturities in the Company's portfolio are generally rated by external rating agencies and, if not externally rated, are rated by the Company on a basis believed to be similar to that used by the rating agencies. The average quality rating of the Company's fixed maturities portfolio was AA and AA- at December 31, 2004 and 2003, respectively. Ratings are calculated using a rating hierarchy that considers S&P, Moody's, and internal ratings.

Total fixed maturities by quality rating category, including fixed maturities pledged to creditors, were as follows at December 31:

                                                          2004                       2003
                                                -----------------------    -----------------------
                                                   FAIR         % OF          FAIR         % OF
                                                   VALUE        TOTAL         VALUE        TOTAL
----------------------------------------------------------------------------------------------------
AAA                                             $     99.7         53.8%   $     63.5         47.7%
AA                                                     5.9          3.2           1.6          1.2
A                                                     46.2         24.9          36.9         27.7
BBB                                                   29.0         15.7          30.0         22.6
BB                                                     4.4          2.4           0.1          0.1
B and below                                              -          0.0           1.0          0.7
----------------------------------------------------------------------------------------------------
  Total                                         $    185.2        100.0%   $    133.1        100.0%
====================================================================================================

ITEM 7. MANAGEMENT'S NARRATIVE ANALYSIS OF THE RESULTS OF OPERATIONS AND FINANCIAL CONDITION (continued)
FINANCIAL CONDITION (continued)

97.6% and 99.2% of fixed maturities were invested in securities rated BBB and above (Investment Grade) at December 31, 2004 and 2003, respectively.

Fixed maturities rated BB and below (Below Investment Grade) may have speculative characteristics, and changes in economic conditions or other circumstances are more likely to lead to a weakened capacity of the issuer to make principal and interest payments than is the case with higher rated fixed maturities.

Total fixed maturities by market sector, including fixed maturities pledged to creditors, were as follows, at December 31:

                                                          2004                       2003
                                                -----------------------    -----------------------
                                                   FAIR         % OF          FAIR         % OF
                                                   VALUE        TOTAL         VALUE        TOTAL
----------------------------------------------------------------------------------------------------
U.S. Corporate                                  $     76.5         41.3%   $     75.7         56.9%
Residential Mortgage-backed                           30.4         16.4          26.2         19.7
U.S. Treasuries/Agencies                              47.0         25.4           8.0          6.0
Asset-backed                                          14.6          7.9           8.3          6.2
Commercial/Multifamily Mortgage-backed                 9.6          5.2           5.3          4.0
Foreign(1)                                             7.1          3.8           9.6          7.2
----------------------------------------------------------------------------------------------------
  Total                                         $    185.2        100.0%   $    133.1        100.0%
====================================================================================================

(1) Primarily U.S. dollar denominated

The amortized cost and fair value of total fixed maturities for the year-ended December 31, 2004 are shown below by contractual maturity. Actual maturities may differ from contractual maturities because securities may be restructured, called, or prepaid.

                                                 AMORTIZED      FAIR
                                                   COST         VALUE
-------------------------------------------------------------------------
Due to mature:
  One year or less                              $      2.7   $      2.8
  After one year through five years                   81.8         82.3
  After five years through ten years                  28.3         29.2
  After ten years                                     15.1         16.3
  Mortgage-backed securities                          39.8         40.0
  Other asset-backed securities                       14.2         14.6
  Less: fixed maturities pledged                      20.4         20.2
-------------------------------------------------------------------------
  Fixed maturities                              $    161.5   $    165.0
=========================================================================

At December 31, 2004 and 2003, fixed maturities with carrying values of $6.6 and $6.7 were on deposit as required by regulatory authorities.

The Company did not have any investments in a single issuer, other than obligations of the U.S. government, with a carrying value in excess of 10% of the Company's shareholder's equity at December 31, 2004 or 2003.

ITEM 7. MANAGEMENT'S NARRATIVE ANALYSIS OF THE RESULTS OF OPERATIONS AND FINANCIAL CONDITION (continued)
FINANCIAL CONDITION (continued)

OTHER-THAN-TEMPORARY IMPAIRMENTS

The Company analyzes the General Account investments to determine whether there has been an other-than-temporary decline in fair value below the amortized cost basis. Management considers the length of the time and the extent to which the fair value has been less than amortized cost; the financial condition and near-term prospects of the issuer; future economic conditions and market forecasts; and the Company's intent and ability to retain the investment in the issuer for a period of time sufficient to allow for recovery in fair value. If it is probable that all amounts due according to the contractual terms of an investment will not be collected, an other-than-temporary impairment is considered to have occurred.

In addition, the Company invests in structured securities that meet the criteria of Emerging Issues Task Force ("EITF") Issue No. 99-20, "Recognition of Interest Income and Impairment on Purchased and Retained Beneficial Interests in Securitized Financial Assets." Under EITF Issue No. 99-20, a determination of the required impairment is based on credit risk and the possibility of significant prepayment risk that restricts the Company's ability to recover the investment. An impairment is recognized if the fair value of the security is less than amortized cost and there has been an adverse change in cash flow since the last remeasurement date.

When a decline in fair value is determined to be other-than-temporary, the individual security is written down to fair value and the loss accounted for as a realized loss. The Company had no other-than-temporary impairments for the years ended December 31, 2004 and 2003.

LIQUIDITY AND CAPITAL RESOURCES

Liquidity is the ability of the Company to generate sufficient cash flows to meet the cash requirements of operating, investing, and financing activities.

SOURCE AND USES OF LIQUIDITY

The Company's principal sources of liquidity are product charges, investment income, proceeds from the maturing and sale of investments, and capital contributions. Primary uses of liquidity are payments of commissions and operating expenses, interest and premium credits, investment purchases, contract maturities, withdrawals, and surrenders.

The Company's liquidity position is managed by maintaining adequate levels of liquid assets, such as cash or cash equivalents and short-term investments. For a description of the Company's asset/liability management strategy, see Item 7A "Quantitative and Qualitative Disclosures About Market Risk." The Company has entered into agreements with ILIAC under which ILIAC has agreed to cause the Company to have sufficient capital to meet certain capital and surplus levels.

Additional sources of liquidity include borrowing facilities to meet short-term cash requirements. The Company maintains a reciprocal loan agreement with ING America Insurance Holdings, Inc. ("ING AIH"), an affiliate of the Company, whereby either party can borrow from the other up to 0.5% of IICA's statutory admitted assets as of the prior December 31 from one another. IICA also maintains a $30.0 revolving loan agreement with SunTrust Bank and a $30.0 revolving loan agreement with the Bank of New York. The Company had no outstanding balance under any

ITEM 7. MANAGEMENT'S NARRATIVE ANALYSIS OF THE RESULTS OF OPERATIONS AND FINANCIAL CONDITION (continued)
LIQUIDITY AND CAPITAL RESOURCES (continued)

of these facilities as of December 31, 2004 or 2003. Management believes that these sources of liquidity are adequate to meet the Company's short-term cash obligations.

CAPITAL CONTRIBUTIONS AND DIVIDENDS

The Company's ability to pay dividends is subject to the prior approval of the insurance regulatory authorities of the State of Florida for payment of any dividend, which exceeds certain statutorily prescribed thresholds that are calculated in relation to a company's statutory surplus and/or its net gains from operations.

The Company did not pay dividends to its parent or receive capital contributions from its parent in 2004, 2003, or 2002.

SEPARATE ACCOUNTS

Separate Account assets and liabilities generally represent funds maintained to meet specific investment objectives of contractowners who bear the investment risk, subject, in limited cases, to minimum guaranteed rates. Investment income and investment gains and losses generally accrue directly to such contractowners. The assets of each account are legally segregated and are not subject to claims that arise out of any other business of the Company or its affiliates.

Separate Account assets supporting variable options under annuity contracts are invested, as designated by the contractowner or participant (who bears the investment risk subject, in limited cases, to certain minimum guarantees) under a contract, in shares of mutual funds which are managed by its affiliates, or other selected mutual funds not managed by the Company or its affiliates.

Separate Account assets and liabilities are carried at fair value and shown as separate captions in the Balance Sheets. Deposits, investment income, and net realized and unrealized capital gains and losses of the Separate Accounts are not reflected in the Financial Statements (with the exception of realized and unrealized capital gains and losses on the assets supporting the guaranteed interest option). The Statements of Cash Flows do not reflect investment activity of the Separate Accounts.

Assets and liabilities of separate account arrangements that do not meet the criteria in SOP 03-1 for presentation in the separate caption in the Balance Sheets (primarily guaranteed interest options) and revenue and expenses related to such arrangements, are consolidated in the financial statements in the general account. At December 31, 2004 and 2003, unrealized gains (losses) of $(0.1) and $5.0, respectively, on assets supporting a guaranteed interest option are reflected in shareholder's equity.

OFF-BALANCE SHEET ARRANGEMENTS AND AGGREGATE CONTRACTUAL OBLIGATIONS

Through the normal course of investment operations, the Company commits to either purchase or sell securities or money market instruments at a specified future date and at a specified price or yield. The inability of counterparties to honor these commitments may result in either a higher or lower replacement cost. Also, there is likely to be a change in the value of the securities underlying the commitments. At December 31, 2004 and 2003, the Company had no off-balance sheet commitments to purchase investments.

ITEM 7. MANAGEMENT'S NARRATIVE ANALYSIS OF THE RESULTS OF OPERATIONS AND FINANCIAL CONDITION (continued)
LIQUIDITY AND CAPITAL RESOURCES (continued)

As of December 31, 2004, the Company had certain contractual obligations due over a period of time as summarized in the following table:

                                                           PAYMENTS DUE BY PERIOD
                                       ----------------------------------------------------------------
                                                     LESS THAN                              MORE THAN
CONTRACTUAL OBLIGATIONS                   TOTAL       1 YEAR      1-3 YEARS    3-5 YEARS     5 YEARS
-------------------------------------------------------------------------------------------------------
  Reserves for insurance obligations   $    695.9   $    156.3   $    196.9   $    120.3   $    222.4
=======================================================================================================

Reserves for insurance contract obligations consist of actuarially determined liabilities for the Company to meet its further obligations under its variable annuity, fixed annuity, and other investment or retirement products. At December 31, 2004, the Company had no outstanding contractual obligations associated with long term debt, operating leases, or purchase obligations.

REINSURANCE

The Company utilizes indemnity reinsurance agreements to reduce its exposure to large losses in all aspects of its insurance business. Such reinsurance permits recovery of a portion of losses from reinsurers, although it does not discharge the primary liability of the Company as direct insurer of the risks reinsured. The Company evaluates the financial strength of potential reinsurers and continually monitors the financial condition of reinsurers. Only those reinsurance recoverable balances deemed probable of recovery are reflected as assets on the Company's Balance Sheets.

SECURITIES LENDING

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

RISK-BASED CAPITAL

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

ITEM 7. MANAGEMENT'S NARRATIVE ANALYSIS OF THE RESULTS OF OPERATIONS AND FINANCIAL CONDITION (continued)

RECENTLY ADOPTED ACCOUNTING STANDARDS

(See Significant Accounting Policies in Notes to the Financial Statements for further information.)

ACCOUNTING AND REPORTING BY INSURANCE ENTERPRISES FOR CERTAIN NONTRADITIONAL LONG-DURATION CONTRACTS AND FOR SEPARATE ACCOUNTS

The Company adopted SOP 03-1 on January 1, 2004. SOP 03-1 establishes several new accounting and disclosure requirements for certain nontraditional long-duration contracts and for separate accounts including, among other things, a requirement that assets and liabilities of separate account arrangements that do not meet certain criteria be accounted for as general account assets and liabilities, and that revenues and expenses related to such arrangements, be consolidated with the respective lines in the Statements of Operations. In addition, SOP 03-1 requires that additional liabilities be established for certain guaranteed death and other benefits and for products with certain patterns of cost of insurance charges. In addition, sales inducements provided to contractholders must be recognized on the Balance Sheets separately from deferred acquisition costs and amortized as a component of benefits expense using methodology and assumptions consistent with those used for amortization of deferred policy acquisition costs.

The Company evaluated all requirements of SOP 03-1 which resulted in the consolidation of the Separate Account supporting the guarantee option into the General Account. Requirements to establish additional liabilities for minimum guarantee benefits are applicable to the Company, however, the Company's policies on contract liabilities have historically been, and continue to be, in conformity with the newly established requirements. Requirements for recognition of additional liabilities for products with certain patterns of cost of insurance charges are not applicable to the Company. The adoption of SOP 03-1 did not have a significant effect on the Company's financial position, results of operations, or cash flows.

In the fourth quarter of 2004, the Company inplemented Technical Practice Aid 6300.05 - 6300.08, "Q&As Related to the Implementation of SOP 03-1, Accounting and Reporting by Insurance Enterprises for Certain Nontraditional Long-Duration Contracts and for Separate Accounting" (the "TPA").

The TPA, which was approved in September 2004, provides additional guidance regarding certain implicit assessments that may be used in the testing of the base mortality function on contracts, which is performed to determine whether additional liabilities are required in conjunction with SOP 03-1. In addition, the TPA provides additional guidance surrounding the allowed level of aggregation of additional liabilities determined under SOP 03-1. The adoption of the TPA did not have an impact on the Company's financial position, results of operations, or cash flows.

The implementation of SOP 03-1 also raised questions regarding the interpretation of the requirements of Statement of Financial Accounting Standards ("FAS") No. 97, "Accounting and Reporting by Insurance Enterprises for Certain Long-Duration Contracts and for Realized Gains and Losses from the Sale of Investments," concerning when it is appropriate to record an unearned revenue liability related to the insurance benefit function. To clarify its position, the Financial Accounting Standards Board ("FASB") issued FASB Staff Position No. FAS 97-1 ("FSP FAS 97-1"), "Situations in Which Paragraphs 17(b) and 20 of FASB Statement

ITEM 7. MANAGEMENT'S NARRATIVE ANALYSIS OF THE RESULTS OF OPERATIONS AND FINANCIAL CONDITION (continued)
RECENTLY ADOPTED ACCOUNTING STANDARDS (continued)

No. 97 Permit or Require Accrual of an Unearned Revenue Liability", effective for fiscal periods beginning subsequent to the date the guidance was issued, June 18, 2004. The Company adopted FSP FAS 97-1 on July 1, 2004. The adoption of FSP FAS 97-1 did not have an impact on the Company's financial position, results of operations, or cash flows.

LEGISLATIVE INITIATIVES

Certain elements of the Jobs and Growth Tax Relief Reconciliation Act of 2003, in particular the reduction in the tax rates on long-term capital gains and corporate dividends, impact the relative competitiveness of the Company's products, especially variable annuities. While sales of products do not appear to have been reduced to date, the long-term effect of the Jobs and Growth Act of 2003 on the Company's financial condition or results of operation cannot be reasonably estimated at this time.

Other legislative proposals under consideration include repealing the estate tax, reducing the taxation on annuity benefits, changing the taxation of products, and changing life insurance company taxation. Some of these proposals, if enacted, could have a material effect on life insurance, annuity and other retirement savings product sales. The impact on the Company's products cannot be predicted.

Legislation to restructure the Social Security System and expand private pension plan incentives also may be considered. Prospects for enactment and the ultimate effect of these proposals are uncertain.

REGULATORY MATTERS

As with many financial services companies, the Company and its affiliates have received informal and formal requests for information from various state and federal governmental agencies and self-regulatory organizations in connection with inquiries and investigations of the products and practices of the financial services industry. In each case, the Company and its affiliates have been and are providing full cooperation.

FUND REGULATORY ISSUES

Since 2002, there has been increased governmental and regulatory activity relating to mutual funds and variable insurance products. This activity has primarily focused on inappropriate trading of fund shares, revenue sharing and directed brokerage, compensation, sales practices and suitability, arrangements with service providers, pricing, compliance and controls, and adequacy of disclosure.

In addition to responding to governmental and regulatory requests on fund regulatory issues, ING management, on its own initiative, conducted, through special counsel and a national accounting firm, an extensive internal review of mutual fund trading in ING insurance, retirement, and mutual fund products. The goal of this review was to identify any instances of inappropriate trading in those products by third parties or by ING investment professionals and other ING personnel.

The internal review identified several isolated arrangements allowing third parties to engage in frequent trading of mutual funds within the variable insurance and mutual fund products of certain affiliates of the Company, and identified other circumstances where frequent trading occurred despite measures taken by ING intended to combat market timing. Each of the arrangements has been terminated and disclosed to regulators, to the independent trustees of ING Funds (U.S.) and in Company reports previously filed with the Securities and Exchange Commission ("SEC") pursuant to the Securities Exchange Act of 1934, as amended.

ITEM 7. MANAGEMENT'S NARRATIVE ANALYSIS OF THE RESULTS OF OPERATIONS AND FINANCIAL CONDITION (continued)
REGULATORY MATTERS (continued)

An affiliate of the Company, ING Funds Distributors, LLC ("IFD") has received notice from the staff of the National Association of Securities Dealers ("NASD") that the staff has made a preliminary determination to recommend that disciplinary action be brought against IFD and one of its registered persons for violations of the NASD Conduct Rules and federal securities laws in connection with frequent trading arrangements.

Other regulators, including the SEC and the New York Attorney General, are also likely to take some action with respect to certain ING affiliates before concluding their investigation of ING relating to fund trading. The potential outcome of such action is difficult to predict but could subject certain affiliates to adverse consequences, including, but not limited to, settlement payments, penalties, and other financial liability. It is not currently anticipated, however, that the actual outcome of such action will have a material adverse effect on ING or ING's U.S.-based operations, including the Company.

ING has agreed to indemnify and hold harmless the ING Funds from all damages resulting from wrongful conduct by ING or its employees or from ING's internal investigation, any investigations conducted by any governmental or self-regulatory agencies, litigation or other formal proceedings, including any proceedings by the SEC. Management reported to the ING Funds Board that ING management believes that the total amount of any indemnification obligations will not be material to ING or ING's U.S.-based operations, including the Company.

OTHER REGULATORY MATTERS

The New York Attorney General and other regulators are also conducting broad inquiries and investigations involving the insurance industry. These initiatives currently focus on, among other things, compensation and other sales incentives, potential conflicts of interest, potential anti-competitive activity, marketing practices, certain financial reinsurance arrangements, and disclosure. It is likely that the scope of these investigations will further broaden before the investigations are concluded. U.S. affiliates of ING have received formal and informal requests in connection with such investigations, and are cooperating fully with each request for information.

These initiatives may result in new legislation and regulation that could significantly affect the financial services industry, including businesses in which the Company is engaged.

In light of these and other developments, U.S. affiliates of ING, including the Company, periodically review whether modifications to their business practices are appropriate.

For further discussion of the Company's regulatory matters, see "Risk Factors" in Part 1, Item 1 "Business."

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

Asset/liability management is integrated into many aspects of the Company's operations, including investment decisions, product development, and determination of crediting rates. As part of the risk management process, different economic scenarios are modeled, including cash flow testing required for insurance regulatory purposes, to determine that existing assets are adequate to meet projected liability cash flows. Key variables in the modeling process include interest rates, anticipated contractowners behavior, and variable separate account performance. Contractowners bear the investment risk related to variable insurance products, subject, in limited cases, to certain minimum guaranteed rates.

The fixed account liabilities are supported by a portfolio principally composed of fixed rate investments that can generate predictable, steady rates of return. The portfolio management strategy for the fixed account considers the assets available-for-sale. This enables the Company to respond to changes in market interest rates, changes in prepayment risk, changes in relative values of asset sectors and individual securities and loans, changes in credit quality outlook, and other relevant factors. The objective of portfolio management is to maximize returns, taking into account interest rate and credit risk, as well as other risks. The Company's asset/liability management discipline includes strategies to minimize exposure to loss as interest rates and economic and market conditions change.

On the basis of these analyses, management believes there is currently no material solvency risk to the Company.

INTEREST RATE RISK

The Company defines interest rate risk as the risk of an economic loss due to adverse changes in interest rates. This risk arises from the Company's primary activity of investing fixed annuity premiums received in interest-sensitive assets and carrying these funds as interest-sensitive liabilities. The Company manages the interest rate risk in its assets relative to the interest rate risk in its liabilities. A key measure used to quantify this exposure is duration. Duration measures the sensitivity of the assets and liabilities to changes in interest rates.

To calculate duration related to annuities, the Company projects asset and liability cash flows under stochastic arbitrage free interest rate scenarios and calculates their net present value using LIBOR/swap spot rates. Duration is calculated by revaluing these cash flows given a small change in interest rates and determining the percentage change in the fair value. The cash flows used in this calculation include the expected coupon and principal payments on the assets and all benefit cash flows on the interest-sensitive liabilities. The projections include assumptions that reflect the effect of changing interest rates on the prepayment, lapse, leverage, and/or option features of instruments, where applicable. Such assumptions relate primarily to mortgage-backed securities, collateralized mortgage obligations, callable corporate obligations, and fixed rate deferred and immediate annuities.

For further discussion of the Company's interest rate risks, see "Risk Factors" in Part 1, Item 1 "Business".

MARKET RISK

The Company's operations are significantly influenced by changes in the equity markets. The Company's profitability depends largely on the amount of assets under management, which is primarily driven by the level of sales, equity market appreciation and depreciation, and the persistency of the in force block of business. Prolonged and precipitous declines in the equity markets can have a significant impact on the Company's operations. As a result, sales of variable products may decline and surrender activity may increase, as customer sentiment towards the equity market turns negative. Lower assets under management will have a negative impact on the Company's financial results, primarily due to lower fee income on variable annuities. Furthermore, the Company may experience a reduction in profit margins if a significant portion of the assets held in the variable annuity separate account move to the general account and the Company is unable to earn an acceptable investment spread, particularly in light of the low interest rate environment and the presence of contractually guaranteed interest credited rates.

In addition, prolonged declines in the equity market may also decrease the Company's expectations of future gross profits, which are utilized to determine the amount of DAC/VOBA to be amortized in a given financial statement period. A significant decrease in the Company's estimated gross profits would require the Company to accelerate the amount of DAC/VOBA amortization in a given period, potentially causing a material adverse deviation in the period's net income. Although an acceleration of DAC amortization would have a negative impact on the Company's earnings, it would not affect the Company's cash flow or liquidity position. For further discussion, see "Risk Factors" in Part 1, Item 1 "Business."

ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                          INDEX TO FINANCIAL STATEMENTS

                                                                          PAGE
                                                                          ----
Report of Independent Registered Public Accounting Firm                    29

Financial Statements:

     Statements of Operations for the years ended
        December 31, 2004, 2003 and 2002                                   30

     Balance Sheets as of December 31, 2004 and 2003                       31

     Statements of Changes in Shareholder's Equity for the years ended
        December 31, 2004, 2003 and 2002                                   32

     Statements of Cash Flows for the years ended
        December 31, 2004, 2003 (Restated) and 2002 (Restated)             33

Notes to Financial Statements                                              34

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM


The Board of Directors
ING Insurance Company of America

We have audited the accompanying balance sheets of ING Insurance Company of America as of December 31, 2004 and 2003, and the related statements of operations, changes in shareholder's equity, and cash flows for each of the three years in the period ended December 31, 2004. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public
Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. We are not engaged to perform an audit of the Company's internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of ING Insurance Company of America as of December 31, 2004 and 2003, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2004, in conformity with U.S. generally accepted accounting principles.

As discussed in Note 1 to the financial statements, the Company changed the accounting principle for goodwill and other intangible assets effective January 1, 2002. As discussed in Note 2 to the financial statements, the Company restated certain amounts presented in the statements of cash flows related to its interest credited to contractowners for investment type contracts for the years ended December 31, 2003 and 2002.

                                                           /s/ Ernst & Young LLP


Atlanta, Georgia
March 31, 2005

                        ING INSURANCE COMPANY OF AMERICA
      (A wholly-owned subsidiary of ING Life Insurance and Annuity Company)

                            STATEMENTS OF OPERATIONS
                                  (In millions)

                                                                                YEAR ENDED DECEMBER 31,
                                                                         ------------------------------------
                                                                            2004         2003         2002
                                                                         ----------   ----------   ----------
Revenues:
   Net investment income                                                 $      9.5   $      6.6   $      6.7
   Fee income                                                                   8.1          8.3         10.3
   Net realized capital gains (losses)                                          1.3          2.3         (2.4)
                                                                         ----------   ----------   ----------
           Total revenue                                                       18.9         17.2         14.6
                                                                         ----------   ----------   ----------
Benefits and Expenses:
   Interest credited and other benefits to contractowners                       3.7          1.9          5.8
   Operating expenses                                                           2.7          3.4          3.5
   Amortization of value of business acquired                                   5.1          3.6         10.6
                                                                         ----------   ----------   ----------
           Total benefits and expenses                                         11.5          8.9         19.9
                                                                         ----------   ----------   ----------
Income (loss) before income taxes and cumulative effect of change
   in accounting principle                                                      7.4          8.3         (5.3)
Income tax expense (benefit)                                                    1.5          2.0         (2.0)
                                                                         ----------   ----------   ----------
Income (loss) before cumulative effect of change in accounting
   principle                                                                    5.9          6.3         (3.3)
Cumulative effect of change in accounting principle, net of tax                  --           --       (101.8)
                                                                         ----------   ----------   ----------
Net income (loss)                                                        $      5.9   $      6.3   $   (105.1)
                                                                         ==========   ==========   ==========

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE FINANCIAL STATEMENTS.

                        ING INSURANCE COMPANY OF AMERICA
      (A wholly-owned subsidiary of ING Life Insurance and Annuity Company)

                                 BALANCE SHEETS
                        (In millions, except share data)

                                                                               DECEMBER 31,
                                                                         -----------------------
                                                                            2004         2003
                                                                         ----------   ----------
ASSETS:
Investments:
   Fixed maturities, available-for-sale, at fair value (amortized cost
     of $161.5 at 2004 and $127.9 at 2003)                               $    165.0   $    133.1
   Securities pledged (amortized cost of $20.4 at 2004)                        20.2           --
                                                                         ----------   ----------
Total investments                                                             185.2        133.1
                                                                         ----------   ----------
Cash and cash equivalents                                                      11.4          4.8
Short-term investments under securities loan agreement                         20.8           --
Value of business acquired                                                     28.2         31.6
Other assets                                                                    4.9         22.5
Assets held in separate accounts                                              540.3        660.7
                                                                         ----------   ----------
Total assets                                                             $    790.8   $    852.7
                                                                         ==========   ==========
LIABILITIES AND SHAREHOLDER'S EQUITY
Future policy benefits and claim reserves                                $    123.0   $     86.6
Due to affiliates                                                               0.7          0.6
Payables under securities loan agreement                                       20.8           --
Current income taxes                                                            0.1          1.7
Deferred income taxes                                                           8.0          7.9
Other liabilities                                                               1.6          2.6
Liabilities related to separate accounts                                      540.3        660.7
                                                                         ----------   ----------
Total liabilities                                                             694.5        760.1
                                                                         ==========   ==========

Shareholder's equity:
Common stock (35,000 shares authorized; 25,500 issued and outstanding,
   $100 per share value)                                                        2.5          2.5
Additional paid-in capital                                                    181.2        181.2
Accumulated other comprehensive income                                           --          2.2
Retained earnings (deficit)                                                   (87.4)       (93.3)
                                                                         ----------   ----------
Total shareholder's equity                                                     96.3         92.6
                                                                         ----------   ----------
Total liabilities and shareholder's equity                               $    790.8   $    852.7
                                                                         ==========   ==========

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE FINANCIAL STATEMENTS.

                        ING INSURANCE COMPANY OF AMERICA
      (A wholly-owned subsidiary of ING Life Insurance and Annuity Company)

                  STATEMENTS OF CHANGES IN SHAREHOLDER'S EQUITY
                                  (In millions)

                                                                                ACCUMULATED
                                                               ADDITIONAL          OTHER            RETAINED            TOTAL
                                              COMMON            PAID-IN        COMPREHENSIVE        EARNINGS        SHAREHOLDER'S
                                              STOCK             CAPITAL            INCOME           (DEFICIT)           EQUITY
                                         ---------------    ---------------   ---------------   ---------------    ---------------
Balance at December 31, 2001             $           2.5    $         180.9   $           1.3   $           5.5    $         190.2
Comprehensive loss:
   Net loss                                           --                 --                --            (105.1)            (105.1)
   Other comprehensive income,
     net of tax:
        Net unrealized gain on
          securities ($0.8 pretax)                    --                 --               0.5                --                0.5
                                                                                                                   ---------------
   Comprehensive loss                                                                                                       (104.6)
   SERP - transfer                                    --                0.3                --                --                0.3
                                         ---------------    ---------------   ---------------   ---------------    ---------------
Balance at December 31, 2002                         2.5              181.2               1.8             (99.6)              85.9
Comprehensive income:
   Net income                                         --                 --                --               6.3                6.3
   Other comprehensive income,
     net of tax:
        Net unrealized gain on
          securities ($0.6 pretax)                    --                 --               0.4                --                0.4
                                                                                                                   ---------------
   Comprehensive income                                                                                                        6.7
                                         ---------------    ---------------   ---------------   ---------------    ---------------
Balance at December 31, 2003                         2.5              181.2               2.2             (93.3)              92.6
Comprehensive income:
   Net income                                         --                 --                --               5.9                5.9
   Other comprehensive loss,
     net of tax:
        Net unrealized loss on
          securities ($(3.3) pretax)                  --                 --              (2.2)               --               (2.2)
                                                                                                                   ---------------
   Comprehensive income                                                                                                        3.7
                                         ---------------    ---------------   ---------------   ---------------    ---------------
Balance at December 31, 2004             $           2.5    $         181.2   $            --   $         (87.4)   $          96.3
                                         ===============    ===============   ===============   ===============    ===============

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE FINANCIAL STATEMENTS.

                        ING INSURANCE COMPANY OF AMERICA
      (A wholly-owned subsidiary of ING Life Insurance and Annuity Company)

                            STATEMENTS OF CASH FLOWS
                                  (In millions)

                                                                                 YEAR ENDED DECEMBER 31,
                                                                         --------------------------------------
                                                                            2004          2003          2002
                                                                                       (RESTATED)    (RESTATED)
                                                                         ----------    ----------    ----------
Cash Flows from Operating Activities:
   Net income (loss)                                                     $      5.9    $      6.3    $   (105.1)
   Adjustments to reconcile net income (loss) to net cash
     provided by operating activities:
        Capitalization of deferred policy acquisition costs                    (2.3)          0.3          (0.4)
        Amortization of deferred policy acquisition costs and
          value of business acquired                                            6.8           2.6          10.2
        Net accretion/decretion of discount/premium                             0.5           0.2            --
        Future policy benefits, claims reserves, and
           interested credited                                                  3.7           1.9           5.8
        Impairment of goodwill                                                   --            --         101.8
        Net realized capital (gains) losses                                    (1.3)         (2.3)          2.4
        Provision for deferred income taxes                                     1.3           1.4           1.3
        Change in:
          Asset accruals                                                       (2.2)         (0.3)         (0.4)
          Other payables and accruals                                           1.0          (0.1)         (0.1)
                                                                         ----------    ----------    ----------
Net cash provided by operating activities                                      13.4          10.0          15.5
                                                                         ----------    ----------    ----------
CASH FLOWS FROM INVESTING ACTIVITIES:
   Proceeds from the sale, maturity, or redemption of:
     Fixed maturities, available-for-sale                                     211.0         206.3         133.1
   Acquisition of:
     Fixed maturities, available-for-sale                                    (213.0)       (210.3)       (128.1)
   Other, net                                                                    --          (0.2)          0.7
                                                                         ----------    ----------    ----------
Net cash provided by (used in) investing activities                            (2.0)         (4.2)          5.7
                                                                         ----------    ----------    ----------
CASH FLOWS FROM FINANCING ACTIVITIES:
   Deposits for investment contracts                                            3.3           3.2           5.2
   Maturities and withdrawals from investment contracts                        (8.0)         (7.3)        (15.3)
   Other, net                                                                  (0.1)         (2.1)         (5.3)
                                                                         ----------    ----------    ----------
Net cash used in financing activities                                          (4.8)         (6.2)        (15.4)
                                                                         ----------    ----------    ----------
Net increase (decrease) in cash and cash equivalents                            6.6          (0.4)          5.8
Cash and cash equivalents, beginning of year                                    4.8           5.2          (0.6)
                                                                         ----------    ----------    ----------
Cash and cash equivalents, end of year                                   $     11.4    $      4.8    $      5.2
                                                                         ==========    ==========    ==========
Supplemental cash flow information:
Income taxes paid (received), net                                        $      1.9    $      1.1    $     (1.3)
                                                                         ==========    ==========    ==========

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE FINANCIAL STATEMENTS.

                        ING INSURANCE COMPANY OF AMERICA
      (A wholly-owned subsidiary of ING Life Insurance and Annuity Company)

NOTES TO FINANCIAL STATEMENTS
(DOLLAR AMOUNTS IN MILLIONS, UNLESS OTHERWISE STATED)

1.   SIGNIFICANT ACCOUNTING POLICIES

     BASIS OF PRESENTATION

     ING Insurance Company of America ("IICA" or the "Company"), a stock life insurance company domiciled in the state of Florida, is a provider of financial services in the United States. The Company is a wholly-owned subsidiary of ING Life Insurance and Annuity Company ("ILIAC"). ILIAC was a wholly-owned subsidiary of ING Retirement Holdings, Inc. ("HOLDCO"), which was a wholly-owned subsidiary of ING Retirement Services, Inc. ("IRSI") until March 30, 2003. IRSI was a wholly-owned subsidiary of Lion Connecticut Holdings Inc. ("Lion") until March 30, 2003, which in turn was ultimately owned by ING Groep N.V. ("ING"). On March 30, 2003, a series of mergers occurred in the following order: IRSI merged into Lion and HOLDCO merged into Lion. As a result, ILIAC is now a direct wholly-owned subsidiary of Lion, which in turn is an indirect wholly-owned subsidiary of ING. ING is a global financial services company based in The Netherlands, with American Depository Shares listed on the New York Stock Exchange under the symbol "ING".

     DESCRIPTION OF BUSINESS

     The Company principally offers annuity contracts in the education market to individuals on a qualified and non-qualified basis and to employer-sponsored retirement plans qualified under Internal Revenue Code Sections 401, 403, and 408. The Company's products are generally distributed through a managed network of broker/dealers and dedicated career agents.

     The Company has one operating segment, ING U.S. Financial Services ("USFS"), and all revenue reported by the Company comes from external customers.

     RECENTLY ADOPTED ACCOUNTING STANDARDS

     ACCOUNTING AND REPORTING BY INSURANCE ENTERPRISES FOR CERTAIN NONTRADITIONAL LONG-DURATION CONTRACTS AND FOR SEPARATE ACCOUNTS

     The Company adopted Statement of Position ("SOP") 03-1, "Accounting and Reporting by Insurance Enterprises for Certain Nontraditional Long-Duration Contracts and for Separate Accounts," on January 1, 2004. SOP 03-1 establishes several new accounting and disclosure requirements for certain nontraditional long-duration contracts and for separate accounts including, among other things, a requirement that assets and liabilities of separate account arrangements that do not meet certain criteria be accounted for as general account assets and liabilities, and that revenues and expenses related to such arrangements, be consolidated with the respective lines in the Statements of Operations. In addition, the SOP requires that additional liabilities be established for certain guaranteed death and other benefits and for products with certain patterns of cost of insurance charges. In addition, sales inducements provided to contractholders must be recognized on the Balance Sheet separately from deferred acquisition costs and amortized as a component of benefits expense using methodology and assumptions consistent with those used for amortization of deferred policy acquisition costs ("DAC").

                        ING INSURANCE COMPANY OF AMERICA
      (A wholly-owned subsidiary of ING Life Insurance and Annuity Company)

NOTES TO FINANCIAL STATEMENTS (continued)
(DOLLAR AMOUNTS IN MILLIONS, UNLESS OTHERWISE STATED)

1.   SIGNIFICANT ACCOUNTING POLICIES (continued)

     The Company evaluated all requirements of SOP 03-1, which resulted in the consolidation of the Company's Separate Account supporting the guarantee option into the General Account. Requirements to establish additional liabilities for minimum guarantee benefits are applicable to the Company, however, the Company's policies on contract liabilities have historically been, and continue to be, in conformity with the newly established requirements. Requirements for recognition of additional liabilities for products with certain patterns of cost of insurance charges are not applicable to the Company. The adoption had no significant effect on the Company's financial position, results of operations, or cash flows.

     In the fourth quarter of 2004, the Company implemented Technical Practice Aid 6300.05 - 6300.08, "Q&As Related to the Implementation of SOP 03-1, Accounting and Reporting by Insurance Enterprises for Certain Nontraditional Long-Duration Contracts and for Separate Accounts" (the "TPA").

     The TPA, which was approved in September 2004, provides additional guidance regarding certain implicit assessments that may be used in the testing of the base mortality function on contracts, which is performed to determine whether additional liabilities are required in conjunction with SOP 03-1. In addition, the TPA provides additional guidance surrounding the allowed level of aggregation of additional liabilities determined under SOP 03-1. The adoption of the TPA did not have an impact on the Company's financial position, results of operations, or cash flows.

     The implementation of SOP 03-1 raised questions regarding the interpretation of the requirements of Statement of Financial Accounting Standards ("FAS") No. 97, "Accounting and Reporting by Insurance Enterprises for Certain Long-Duration Contracts and for Realized Gains and Losses from the Sale of Investments," ("FAS 97") concerning when it is appropriate to record an unearned revenue liability related to the insurance benefit function. To clarify its position, the Financial Accounting Standards Board ("FASB") issued FASB Staff Position No. FAS 97-1 ("FSP FAS 97-1"), "Situations in Which Paragraphs 17(b) and 20 of FASB Statement No. 97 Permit or Require Accrual of an Unearned Revenue Liability," effective for fiscal periods beginning subsequent to the date the guidance was issued, June 18, 2004. The Company adopted FSP FAS 97-1 on July 1, 2004. The adoption of FSP FAS 97-1 did not have an impact on the Company's financial position, results of operations, or cash flows.

     THE MEANING OF OTHER-THAN-TEMPORARY IMPAIRMENT AND ITS APPLICATION TO CERTAIN INVESTMENTS

     In March 2004, the Emerging Issues Task Force ("EITF") reached a final consensus on EITF Issue No. 03-1, "The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments," requiring that a three-step impairment model be applied to securities within its scope. The three-step model is to be applied on a security-by-security basis as follows:

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

                        ING INSURANCE COMPANY OF AMERICA
      (A wholly-owned subsidiary of ING Life Insurance and Annuity Company)

NOTES TO FINANCIAL STATEMENTS (continued)
(DOLLAR AMOUNTS IN MILLIONS, UNLESS OTHERWISE STATED)

1.   SIGNIFICANT ACCOUNTING POLICIES (continued)

     On September 30, 2004, the FASB issued FASB Staff Position No. EITF Issue 03-1-1 ("FSP EITF 03-1-1"), "Effective Date of Paragraphs 10-20 of EITF Issue No. 03-1, 'The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments,'" which delayed the EITF Issue No. 03-1 original effective date of July 1, 2004 related to steps two and three of the impairment model introduced. The delay is in effect until a final consensus can be reached on such guidance. Despite the delay of the implementation of steps two and three, other-than-temporary impairments are still to be recognized as required by existing guidance.

     Earlier consensus reached by the EITF on this issue required that certain quantitative and qualitative disclosures be made for unrealized losses on debt and equity securities that have not been recognized as other-than-temporary impairments. These disclosures were adopted by the Company, effective December 31, 2003, and are included in the Investments footnote.

     ACCOUNTING FOR DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES

     The Derivative Implementation Group ("DIG"), responsible for issuing guidance on behalf of the FASB for implementation of FAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," issued Statement No. 133 Implementation Issue No. B36, "Embedded Derivatives:
     Modified Coinsurance Arrangements and Debt Instruments That Incorporate Credit Risk Exposures That Are Unrelated or Only Partially Related to the Credit Worthiness of the Obligor under Those Instruments" ("DIG B36"). Under this interpretation, modified coinsurance and coinsurance with funds withheld reinsurance agreements as well as other types of receivables and payables where interest is determined by reference to a pool of fixed maturity assets or a total return debt index may be determined to contain embedded derivatives that are required to be bifurcated from the host instrument. The required date of adoption of DIG B36 for the Company was October 1, 2003. The adoption did not have an impact on the Company's financial position, results of operations, or cash flows.

     VARIABLE INTEREST ENTITIES

     In January 2003, the FASB issued FASB Interpretation 46, "Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51" ("FIN 46"). In December 2003, the FASB modified FIN 46 to make certain technical revisions and address certain implementation issues that had arisen. FIN 46 provides a new framework for identifying variable interest entities ("VIEs") and determining when a company should include the assets, liabilities, noncontrolling interests, and results of activities of a VIE in its consolidated financial statements.

     In general, a VIE is a corporation, partnership, limited-liability corporation, trust, or any other legal structure used to conduct activities or hold assets that either (1) has an insufficient amount of equity to carry out its principal activities without additional subordinated financial support, (2) has a group of equity owners that are unable to make significant decisions about its activities, or (3) has a group of equity owners that do not have the obligation to absorb losses or the right to receive returns generated by its operations.

     FIN 46 requires a VIE to be consolidated if a party with an ownership, contractual, or other financial interest in the VIE (a variable interest holder) is obligated to absorb a majority of the risk of loss from the

                        ING INSURANCE COMPANY OF AMERICA
      (A wholly-owned subsidiary of ING Life Insurance and Annuity Company)

NOTES TO FINANCIAL STATEMENTS (continued)
(DOLLAR AMOUNTS IN MILLIONS, UNLESS OTHERWISE STATED)

1.   SIGNIFICANT ACCOUNTING POLICIES (continued)

     VIE's activities, is entitled to receive a majority of the VIE's residual returns (if no party absorbs a majority of the VIE's losses), or both. A variable interest holder that consolidates the VIE is called the primary beneficiary. Upon consolidation, the primary beneficiary generally must initially record all of the VIE's assets, liabilities, and noncontrolling interests at fair value and subsequently account for the VIE as if it were consolidated based on majority voting interest. FIN 46 also requires disclosures about VIEs that the variable interest holder is required to consolidate and those VIEs it is not required to consolidate, but in which it has a significant variable interest.

     The Company holds investments in VIEs in the form of private placement securities, structured securities, securitization transactions, and limited partnerships with an aggregate fair value of $53.2 as of December 31, 2004. These VIEs are held by the Company for investment purposes. Consolidation of these investments in the Company's financial statements is not required as the Company is not the primary beneficiary for any of these VIEs. Book value as of December 31, 2004 of $52.7 represents the maximum exposure to loss except for those structures for which the Company also receives asset management fees.

     GUARANTEES

     In November 2002, the FASB issued Interpretation No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others" ("FIN 45"), to clarify accounting and disclosure requirements relating to a guarantor's issuance of certain types of guarantees or groups of similar guarantees, even if the likelihood of the guarantor's having to make any payments under the guarantee is remote. The disclosure provisions are effective for financial statements for fiscal years ended after December 15, 2002. For certain guarantees, the interpretation also requires that guarantors recognize a liability equal to the fair value of the guarantee upon its issuance. This initial recognition and measurement provision is to be applied only on a prospective basis to guarantees issued or modified after December 31, 2002. The Company has performed an assessment of its guarantees and believes that all of its guarantees are excluded from the scope of this interpretation.

     GOODWILL IMPAIRMENT

     During 2002, the Company adopted FAS No. 142, "Goodwill and Other Intangible Assets." The adoption of this standard resulted in recognition of an impairment loss of $101.8, net of taxes of $54.8, recorded retroactive to the first quarter of 2002. Prior quarters of 2002 were restated accordingly. This impairment loss represented the entire carrying amount of goodwill, net of accumulated amortization, related to prior acquisitions. This impairment charge was shown as a change in accounting principle on the Statement of Operations for the year ended December 31, 2002.

     USE OF ESTIMATES

     The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from reported results using those estimates.

                        ING INSURANCE COMPANY OF AMERICA
      (A wholly-owned subsidiary of ING Life Insurance and Annuity Company)

NOTES TO FINANCIAL STATEMENTS (continued)
(DOLLAR AMOUNTS IN MILLIONS, UNLESS OTHERWISE STATED)

1.   SIGNIFICANT ACCOUNTING POLICIES (continued)

     RECLASSIFICATIONS

     Certain reclassifications have been made to prior year financial information to conform to the current year presentation (see footnote 2).

     CASH AND CASH EQUIVALENTS

     Cash and cash equivalents include cash on hand, money market instruments and other debt issues with a maturity of 90 days or less when purchased.

     INVESTMENTS

     All of the Company's fixed maturity and equity securities are currently designated as available-for-sale. Available-for-sale securities are reported at fair value and unrealized gains and losses on these securities are included directly in shareholder's equity, after adjustment for related changes in value of business acquired ("VOBA"), and deferred income taxes.

     OTHER-THAN-TEMPORARY IMPAIRMENTS

     The Company analyzes the General Account investments to determine whether there has been an other-than-temporary decline in fair value below the amortized cost basis in accordance with FAS No. 115, "Accounting for Certain Investments in Debt and Equity Securities." Management considers the length of the time and the extent to which the market value has been less than cost; the financial condition and near-term prospects of the issuer; future economic conditions and market forecasts; and the Company's intent and ability to retain the investment in the issuer for a period of time sufficient to allow for recovery in fair value. If it is probable that all amounts due according to the contractual terms of a debt security will not be collected, an other-than-temporary impairment is considered to have occurred.

     In addition, the Company invests in structured securities that meet the criteria of EITF Issue No. 99-20, "Recognition of Interest Income and Impairment on Purchased and Retained Beneficial Interests in Securitized Financial Assets." Under EITF Issue No. 99-20, a determination of the required impairment is based on credit risk and the possibility of significant prepayment risk that restricts the Company's ability to recover the investment. An impairment is recognized if the fair value of the security is less than amortized cost and there has been an adverse change in cash flow since the last remeasurement date.

     When a decline in fair value is determined to be other-than-temporary, the individual security is written down to fair value and the loss accounted for as a realized loss.

     EXPERIENCE-RATED PRODUCTS

     Included in available-for-sale securities are investments that support experience-rated products. Experience-rated products are products where the customer, not the Company, assumes investment (including realized capital gains and losses) and other risks, subject to, among other things, minimum principal and interest rate guarantees. Unamortized realized gains and losses on the sale of, and unrealized

                        ING INSURANCE COMPANY OF AMERICA
      (A wholly-owned subsidiary of ING Life Insurance and Annuity Company)

NOTES TO FINANCIAL STATEMENTS (continued)
(DOLLAR AMOUNTS IN MILLIONS, UNLESS OTHERWISE STATED)

1.   SIGNIFICANT ACCOUNTING POLICIES (continued)

     capital gains and losses on, investments supporting these products, are included in future policy benefits and claim reserves on the Balance Sheets. Realized capital gains and losses on all other investments are included in the Statements of Operations. Unrealized capital gains and losses on all other investments are reflected in shareholder's equity, net of related income taxes.

     PURCHASES AND SALES

     Purchases and sales of fixed maturities (excluding private placements) are recorded on the trade date. Purchases and sales of private placements are recorded on the closing date.

     VALUATION

     Fair values for fixed maturities are obtained from independent pricing services or broker/dealer quotations. Fair values for privately placed bonds are determined using a matrix-based model. The matrix-based model considers the level of risk-free interest rates, current corporate spreads, the credit quality of the issuer, and cash flow characteristics of the security.

     Short-term investments, consisting primarily of money market instruments and other fixed maturities issues purchased with an original maturity of 91 days to one year, are considered available-for-sale and are carried at fair value, which approximates amortized cost.

     SECURITIES LENDING

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

     VALUE OF BUSINESS ACQUIRED

     VOBA represents the outstanding value of in force business capitalized and is subject to amortization in purchase accounting when the Company was acquired. The value is based on the present value of estimated net cash flows embedded in the Company's contracts.

     The amortization methodology used for VOBA varies by product type. Statement of Financial Accounting Standards ("FAS") No. 97 applies to universal life and investment-type products, such as fixed and variable deferred annuities. Under FAS No. 97, VOBA is amortized, with interest, over the life of the related contracts (usually 25 years) in relation to the present value of estimated future gross profits from investment, mortality, and expense margins; asset-based fees, policy administration, and surrender charges; less policy maintenance fees and non-capitalized commissions, as well as realized gains and losses on investments.

                        ING INSURANCE COMPANY OF AMERICA
      (A wholly-owned subsidiary of ING Life Insurance and Annuity Company)

NOTES TO FINANCIAL STATEMENTS (continued)
(DOLLAR AMOUNTS IN MILLIONS, UNLESS OTHERWISE STATED)

1.   SIGNIFICANT ACCOUNTING POLICIES (continued)

     Changes in assumptions can have a significant impact on VOBA balances and amortization rates. Several assumptions are considered significant in the estimation of future gross profits associated with variable deferred annuity products. One of the most significant assumptions involved in the estimation of future gross profits is the assumed return associated with the variable account performance. To reflect the volatility in the equity markets, this assumption involves a combination of near-term expectations and long-term assumptions regarding market performance. The overall return on the variable account is dependent on multiple factors, including the relative mix of the underlying sub-accounts among bond funds and equity funds, as well as equity sector weightings. Other significant assumptions include surrender and lapse rates, estimated interest spread, and estimated mortality.

     Due to the relative size and sensitivity to minor changes in underlying assumptions of VOBA balances, the Company performs a quarterly and annual analysis of VOBA for the annuity and life businesses, respectively. The VOBA balances are evaluated for recoverability and are reduced to the extent that estimated future gross profits are inadequate to recover the asset.

     At each evaluation date, actual historical gross profits are reflected, and estimated future gross profits and related assumptions are evaluated for continued reasonableness. Any adjustment in estimated profit requires that the amortization rate be revised ("unlocking"), retroactively to the date of the policy or contract issuance. The cumulative prior period adjustment is recognized as a component of current period amortization. In general, increases in investment, mortality, and expense margins, and thus estimated future profits, lower the rate of amortization. However, decreases in investment, mortality, and expense margins, and thus estimated future profits, increase the rate of amortization.

     Deferred policy acquisition costs ("DAC") represents policy acquisition costs that have been capitalized and are subject to amortization. Such costs consist principally of certain commissions, underwriting, contract issuance, and agency expenses, related to the production of new and renewal business. DAC, in the amount of $0.9 as of December 31, 2004 and 2003, is included in other assets on the Balance Sheets and the related amortization is included in VOBA amortization.

     RESERVES

     The Company establishes and carries actuarially determined reserve liabilities which are calculated to meet its future obligations. Changes in or deviations from the assumptions used can significantly affect the Company's reserve levels and related future operations.

     Reserves for deferred annuity investment contracts and immediate annuities without life contingent benefits are equal to cumulative deposits less charges and withdrawals plus credited interest thereon (rates range from 3.0% to 7.8% for all years presented) net of adjustments for investment experience that the Company is entitled to reflect in future credited interest. These reserves also include unrealized gains/losses related to investments and unamortized realized gains/losses on investments for experience-rated contracts. Reserves on experience-rated contracts reflect the rights of contractowners, plan participants, and the Company.

                        ING INSURANCE COMPANY OF AMERICA
      (A wholly-owned subsidiary of ING Life Insurance and Annuity Company)

NOTES TO FINANCIAL STATEMENTS (continued)
(DOLLAR AMOUNTS IN MILLIONS, UNLESS OTHERWISE STATED)

1.   SIGNIFICANT ACCOUNTING POLICIES (continued)

     Reserves for immediate annuities with life contingent benefits are computed on the basis of assumed interest discount rates, mortality, and expenses, including a margin for adverse deviations. Such assumptions generally vary by plan, year of issue and policy duration. Reserve interest rates range from 4.9% to 8.0% for all years presented.

     REVENUE RECOGNITION

     For most annuity contracts, fee income for the cost of insurance, surrenders, expenses, and other fees are recorded as revenue as charges are assessed against contractowners. Other amounts received for these contracts are reflected as deposits and are not recorded as premiums or revenue. Related policy benefits are recorded in relation to the associated premiums or gross profit so that profits are recognized over the expected lives of the contracts. When annuity payments with life contingencies begin under contracts that were initially investment contracts, the accumulated balance in the account is treated as a single premium for the purchase of an annuity and reflected as an offsetting amount in both premiums and current and future benefits in the Statements of Operations.

     SEPARATE ACCOUNTS

     Separate Account assets and liabilities generally represent funds maintained to meet specific investment objectives of contractowners who bear the investment risk, subject, in limited cases, to minimum guaranteed rates. Investment income and investment gains and losses generally accrue directly to such contractowners. The assets of each account are legally segregated and are not subject to claims that arise out of any other business of the Company or its affiliates.

     Separate Account assets supporting variable options under annuity contracts are invested, as designated by the contractowner or participant (who bears the investment risk subject, in limited cases, to minimum guaranteed rates) under a contract in shares of mutual funds which are managed by its affiliates, or other selected mutual funds not managed by the Company or its affiliates.

     Separate Account assets and liabilities are carried at fair value and shown as separate captions in the Balance Sheets. Deposits, investment income, and net realized and unrealized capital gains and losses of the Separate Accounts are not reflected in the Financial Statements (with the exception of realized and unrealized capital gains and losses on the assets supporting the guaranteed interest option). The Statements of Cash Flows do not reflect investment activity of the Separate Accounts.

     Assets and liabilities of separate account arrangements that do not meet the criteria in SOP 03-1 for presentation in the separate caption in the Balance Sheets (primarily guaranteed interest options), and revenue and expenses related to such arrangements, are consolidated in the financial statements with the General Account. At December 31, 2004 and 2003, unrealized gains (losses) of $(0.1) and $5.0, respectively, on assets supporting a guaranteed interest option are reflected in shareholder's equity.

                        ING INSURANCE COMPANY OF AMERICA
      (A wholly-owned subsidiary of ING Life Insurance and Annuity Company)

NOTES TO FINANCIAL STATEMENTS (continued)
(DOLLAR AMOUNTS IN MILLIONS, UNLESS OTHERWISE STATED)

1.   SIGNIFICANT ACCOUNTING POLICIES (continued)

     REINSURANCE

     The Company utilizes indemnity reinsurance agreements to reduce its exposure to large losses in all aspects of its insurance business. Such reinsurance permits recovery of a portion of losses from reinsurers, although it does not discharge the primary liability of the Company as direct insurer of the risks reinsured. The Company evaluates the financial strength of potential reinsurers and continually monitors the financial condition of reinsurers. Only those reinsurance recoverable balances deemed probable of recovery are reflected as assets on the Balance Sheets.

     INCOME TAXES

     The Company is taxed at regular corporate rates after adjusting income reported for financial statement purposes for certain items. Deferred income tax expenses/benefits result from changes during the year in cumulative temporary differences between the tax basis and book basis of assets and liabilities.

2.   RECLASSIFICATIONS AND CHANGES TO PRIOR YEAR PRESENTATION

     During 2004, certain changes were made to the 2003 and 2002 Statements of Operations to reflect the correct balances, as follows:

     - Certain changes were made to the classification of guaranteed minimum death benefit ("GMDB") excess reserves, which were included as a reduction to fee income.

     - Certain changes were made to the classification of reinsurance ceded related to certain products, which were included in interest credited and other benefits to contractowners.

     In addition, certain reclassifications have been made to financial information to conform to the current year presentation.

     These changes had no impact on net income or shareholder's equity of the Company. We deemed these changes to the Statement of Operations as immaterial, and, as such, have not labeled the Statement of Operations as restated. The following summarizes the corrections to each financial statement line item:

                                                                    PREVIOUSLY
                                                                     REPORTED    ADJUSTMENT    REVISED
     -----------------------------------------------------------------------------------------------------
      Year ended 12/31/2003
     -----------------------------------------------------------------------------------------------------
      Fee income                                                    $      6.7   $      1.6   $      8.3
     -----------------------------------------------------------------------------------------------------
      Total revenue                                                       15.6          1.6         17.2
     -----------------------------------------------------------------------------------------------------
      Interest credited and other benefits to contractowners               0.3          1.6          1.9
     -----------------------------------------------------------------------------------------------------
      Total expense                                                        7.3          1.6          8.9
     =====================================================================================================

      Year ended 12/31/2002
     -----------------------------------------------------------------------------------------------------
      Fee income                                                    $      8.5   $      1.8   $     10.3
     -----------------------------------------------------------------------------------------------------
      Total revenue                                                       12.8          1.8         14.6
     -----------------------------------------------------------------------------------------------------
      Interest credited and other benefits to contractowners               4.0          1.8          5.8
     -----------------------------------------------------------------------------------------------------
      Total expense                                                       18.1          1.8         19.9
     =====================================================================================================

Also, during 2004, certain changes were made to the 2003 and 2002 Statements of Cash Flows to reflect the correct balances, primarily related to interest credited to contractowners for investment type contracts. As a result of these adjustments, we have labeled the Statements of Cash Flows for 2003 and 2002 as restated. The following summarizes the adjustments:


                                                                     PREVIOUSLY
                                                                      REPORTED          ADJUSTMENT       RESTATED
                                                                     ----------         ----------       --------
YEAR ENDED 12/31/2003
  Net cash provided by (used for) operating activities                   $  2.0              $ 8.0         $ 10.0
  Net cash provided by (used for) financing activities                      1.8               (8.0)          (6.2)

YEAR ENDED 12/31/2002
  Net cash provided by (used for) operating activities                   $ 18.1             $ (2.6)        $ 15.5
  Net cash provided by (used for) financing activities                    (18.0)               2.6          (15.4)


                        ING INSURANCE COMPANY OF AMERICA
      (A wholly-owned subsidiary of ING Life Insurance and Annuity Company)

NOTES TO FINANCIAL STATEMENTS (continued)
(DOLLAR AMOUNTS IN MILLIONS, UNLESS OTHERWISE STATED)

3.   INVESTMENTS

     Fixed maturities available-for-sale as of December 31, 2004, were as follows:

                                                                                     GROSS        GROSS
                                                                      AMORTIZED   UNREALIZED   UNREALIZED      FAIR
                                                                        COST         GAINS       LOSSES        VALUE
     -------------------------------------------------------------------------------------------------------------------
      Fixed maturities:
      U.S. government and government agencies and
         authorities                                                 $     47.2   $      0.2   $      0.4   $     47.0
      U.S. corporate securities:
            Public utilities                                                9.8          0.3          0.1         10.0
            Other corporate securities                                     64.3          2.5          0.3         66.5
     -------------------------------------------------------------------------------------------------------------------
         Total U.S. corporate securities                                   74.1          2.8          0.4         76.5
     -------------------------------------------------------------------------------------------------------------------

      Foreign securities                                                    6.6          0.5           --          7.1
      Residential mortgage-backed securities                               30.6          0.1          0.3         30.4
      Commercial mortgage-backed securities                                 9.2          0.5          0.1          9.6
      Other asset-backed securities                                        14.2          0.4           --         14.6
     -------------------------------------------------------------------------------------------------------------------
         Total fixed maturities including fixed
            maturities, pledged to creditors                              181.9          4.5          1.2        185.2
     -------------------------------------------------------------------------------------------------------------------

      Less: fixed maturities pledged to creditors                          20.4           --          0.2         20.2
     -------------------------------------------------------------------------------------------------------------------

      Fixed maturities                                               $    161.5   $      4.5   $      1.0   $    165.0
     ===================================================================================================================

     Fixed maturities available-for-sale as of December 31, 2003, were as follows:

                                                                                     GROSS        GROSS
                                                                      AMORTIZED   UNREALIZED   UNREALIZED      FAIR
                                                                        COST         GAINS       LOSSES        VALUE
     -------------------------------------------------------------------------------------------------------------------
      Fixed maturities:
      U.S. government and government agencies and
         authorities                                                 $      7.6   $      0.4   $       --   $      8.0
      U.S. corporate securities:
            Public utilities                                                4.1          0.1           --          4.2
            Other corporate securities                                     68.3          3.5          0.3         71.5
     -------------------------------------------------------------------------------------------------------------------
         Total U.S. corporate securities                                   72.4          3.6          0.3         75.7
     -------------------------------------------------------------------------------------------------------------------

      Foreign securities                                                    9.0          0.6           --          9.6
      Residential mortgage-backed securities                               26.3          0.2          0.3         26.2
      Commercial mortgage-backed securities                                 4.9          0.4           --          5.3
      Other asset-backed securities                                         7.7          0.6           --          8.3
     -------------------------------------------------------------------------------------------------------------------

      Fixed maturities                                               $    127.9   $      5.8   $      0.6   $    133.1
     ===================================================================================================================

                        ING INSURANCE COMPANY OF AMERICA
      (A wholly-owned subsidiary of ING Life Insurance and Annuity Company)

NOTES TO FINANCIAL STATEMENTS (continued)
(DOLLAR AMOUNTS IN MILLIONS, UNLESS OTHERWISE STATED)

3.   INVESTMENTS (continued)

     At December 31, 2004 and 2003, net unrealized appreciation of $3.3 and $5.2, respectively, on total fixed maturities, including fixed maturities pledged to creditors, included $2.8 and $5.1, related to experience-rated contracts, which were not reflected in shareholder's equity but in future policy benefits and claim reserves.

     The aggregate unrealized losses and related fair values of investments with unrealized losses as of December 31, 2004, are shown below by duration:

                                                                             UNREALIZED      FAIR
                                                                                LOSS        VALUE
     -------------------------------------------------------------------------------------------------
      Duration category:
        Less than six months below cost                                      $      0.6   $     65.9
        More than six months and less than twelve months below cost                 0.3         16.5
        More than twelve months below cost                                          0.3         20.8
     -------------------------------------------------------------------------------------------------
      Fixed maturities                                                       $      1.2   $    103.2
     =================================================================================================

     Of the unrealized losses, less than 6 months in duration, of $0.6, there were $0.5 in unrealized losses that are primarily related to interest rate movement or spread widening for other than credit-related reasons. The remaining unrealized losses of $0.1, as of December 31, 2004, related to securities reviewed for impairment under the guidance proscribed by EITF Issue No. 99-20. This category includes U.S. government-backed securities, principal protected securities, and structured securities which did not have an adverse change in cash flows for which the carrying amount was $10.9.

     Of the unrealized losses, more than 6 months and less than 12 months in duration, of $0.3, there were $0.2 in unrealized losses that are primarily related to interest rate movement or spread widening for other than credit-related reasons. The remaining unrealized losses of $0.1 million, as of December 31, 2004, related to securities reviewed for impairment under the guidance proscribed by EITF Issue No. 99-20. This category includes U.S. government-backed securities, principal protected securities, and structured securities which did not have an adverse change in cash flows for which the carrying amount was $3.9.

     Of the unrealized losses, more than 12 months in duration, of $0.3. There were $0.1 in unrealized losses that are primarily related to interest rate movement or spread widening for other than credit-related reasons. The remaining unrealized losses of $0.2, as of December 31, 2004, related to securities reviewed for impairment under the guidance proscribed by EITF Issue No. 99-20. This category includes U.S. government-backed securities, principal protected securities, and structured securities which did not have an adverse change in cash flows for which the carrying amount was $18.6.

                        ING INSURANCE COMPANY OF AMERICA
      (A wholly-owned subsidiary of ING Life Insurance and Annuity Company)

NOTES TO FINANCIAL STATEMENTS (continued)
(DOLLAR AMOUNTS IN MILLIONS, UNLESS OTHERWISE STATED)

3.   INVESTMENTS (continued)

     The amortized cost and fair value of total fixed maturities for the year-ended December 31, 2004 are shown below by contractual maturity. Actual maturities may differ from contractual maturities because securities may be restructured, called, or prepaid.

                                                          AMORTIZED       FAIR
                                                             COST        VALUE
     ------------------------------------------------------------------------------
      Due to mature:
        One year or less                                  $      2.7   $      2.8
        After one year through five years                       81.8         82.3
        After five years through ten years                      28.3         29.2
        After ten years                                         15.1         16.3
        Mortgage-backed securities                              39.8         40.0
        Other asset-backed securities                           14.2         14.6
        Less: fixed maturities pledged                          20.4         20.2
     ------------------------------------------------------------------------------
        Fixed maturities                                  $    161.5   $    165.0
     ==============================================================================

     At December 31, 2004 and 2003, fixed maturities with carrying values of $6.6 and $6.7 were on deposit as required by regulatory authorities.

     The Company did not have any investments in a single issuer, other than obligations of the U.S. government, with a carrying value in excess of 10% of the Company's shareholder's equity at December 31, 2004 or 2003.

     NET INVESTMENT INCOME

     Sources of net investment income were as follows:

                                                  YEAR ENDED     YEAR ENDED     YEAR ENDED
                                                 DECEMBER 31,   DECEMBER 31,   DECEMBER 31,
                                                      2004          2003           2002
     ----------------------------------------------------------------------------------------
      Fixed maturities                           $       10.0   $        7.4   $        7.9
      Cash equivalents                                    0.1             --            0.1
     ----------------------------------------------------------------------------------------
      Gross investment income                            10.1            7.4            8.0
      Less: investment expenses                           0.6            0.8            1.3
     ----------------------------------------------------------------------------------------
      Net investment income                      $        9.5   $        6.6   $        6.7
     ========================================================================================

                        ING INSURANCE COMPANY OF AMERICA
      (A wholly-owned subsidiary of ING Life Insurance and Annuity Company)

NOTES TO FINANCIAL STATEMENTS (continued)
(DOLLAR AMOUNTS IN MILLIONS, UNLESS OTHERWISE STATED)

3.   INVESTMENTS (continued)

     NET REALIZED CAPITAL GAINS AND LOSSES

     Net realized capital gains (losses) are comprised of the difference between the carrying value of investments and proceeds from sale, maturity, and redemption. Net realized capital gains (losses) on investments were as follows:

                                                  YEAR ENDED     YEAR ENDED     YEAR ENDED
                                                 DECEMBER 31,   DECEMBER 31,   DECEMBER 31,
                                                      2004          2003           2002
     -----------------------------------------------------------------------------------------
      Fixed maturities                           $        1.3   $        2.3   $       (2.4)
     -----------------------------------------------------------------------------------------
      Pretax net realized capital gains (losses) $        1.3   $        2.3   $       (2.4)
     =========================================================================================
      After-tax net realized capital gains
        (losses)                                 $        0.8   $        1.5   $       (1.6)
     =========================================================================================

     Net realized capital gains, allocable to experience-rated contracts of $0.6, $1.6 and $1.7, for the years ended December 31, 2004, 2003 and 2002, respectively, were deducted from net realized capital gains (losses) and an offsetting amount was reflected in future policy benefits and claim reserves on the Balance Sheets. Net unamortized realized capital gains allocable to experience-rated contractowners were $1.4, $1.3, and $0.1 at December 31, 2004, 2003 and 2002, respectively.

     Proceeds from the sale of total fixed maturities and the related gross gains and losses, excluding those related to experience-related policyholders, were as follows:

                                                  YEAR ENDED     YEAR ENDED     YEAR ENDED
                                                 DECEMBER 31,   DECEMBER 31,   DECEMBER 31,
                                                      2004          2003           2002
     -----------------------------------------------------------------------------------------
      Proceeds on sales                          $      201.9   $      192.0   $      117.2
      Gross gains                                         2.8            4.4            0.6
      Gross losses                                       (0.9)          (2.1)          (3.0)
     -----------------------------------------------------------------------------------------

     Changes in shareholder's equity related to changes in accumulated other comprehensive income (net unrealized capital gains and losses on securities, including securities pledged, excluding those related to experience-rated contractowners) were as follows:

                                                  YEAR ENDED     YEAR ENDED     YEAR ENDED
                                                 DECEMBER 31,   DECEMBER 31,   DECEMBER 31,
                                                      2004          2003           2002
     -----------------------------------------------------------------------------------------
      Fixed maturities                           $        4.9   $       (0.6)  $        0.4
      Other                                              (8.3)           1.2            0.4
     -----------------------------------------------------------------------------------------
        Subtotal                                         (3.4)           0.6            0.8
      Less: (increase) decrease in deferred
        income taxes                                     (1.2)           0.2            0.3
     -----------------------------------------------------------------------------------------
      Net (decrease) increase in accumulated
        other comprehensive income               $       (2.2)  $        0.4   $        0.5
     =========================================================================================

                        ING INSURANCE COMPANY OF AMERICA
      (A wholly-owned subsidiary of ING Life Insurance and Annuity Company)

NOTES TO FINANCIAL STATEMENTS (continued)
(DOLLAR AMOUNTS IN MILLIONS, UNLESS OTHERWISE STATED)

3.   INVESTMENTS (continued)

     Net unrealized capital gains (losses) allocable to experience-rated contracts of $2.8 and $5.1, at December 31, 2004 and 2003, respectively, are reflected on the Balance Sheets in other future policy benefits and claim reserves and are not included in shareholder's equity. Shareholder's equity included the following accumulated other comprehensive income, net of amounts allocated to experience-rated policyholders:

                                                         YEAR ENDED     YEAR ENDED     YEAR ENDED
                                                        DECEMBER 31,   DECEMBER 31,   DECEMBER 31,
                                                            2004           2003           2002
     -----------------------------------------------------------------------------------------------
      Net unrealized capital gains (losses):
        Fixed maturities                                $        5.0   $        0.1   $        0.7
        Other                                                   (5.0)           3.3            2.1
     -----------------------------------------------------------------------------------------------
          Subtotal                                                --            3.4            2.8
     -----------------------------------------------------------------------------------------------
      Less: Deferred income taxes                                 --            1.2            1.0
     -----------------------------------------------------------------------------------------------
      Net accumulated other comprehensive income        $         --   $        2.2   $        1.8
     ===============================================================================================

     Changes in accumulated other comprehensive income related to changes in net unrealized gains (losses) on securities; including securities pledged and excluding those related to experience-rated contractowners, were as follows:

                                                         YEAR ENDED     YEAR ENDED     YEAR ENDED
                                                        DECEMBER 31,   DECEMBER 31,   DECEMBER 31,
                                                            2004           2003           2002
     -----------------------------------------------------------------------------------------------
      Unrealized holding (losses) gains arising
        during the year (1)                             $       (1.2)  $        0.6   $        0.8
      Less: reclassification adjustment for gains
        (losses) and other items included in
        net income (2)                                           1.0            0.2            0.3
     -----------------------------------------------------------------------------------------------
      Net unrealized (losses) gains on securities       $       (2.2)  $        0.4   $        0.5
     ===============================================================================================

     (1) Pretax unrealized holding gains (losses) were $(1.8), $0.9 and $1.2, for the years ended December 31, 2004, 2003, and 2002, respectively.

     (2) Pretax reclassification adjustments for gains (losses) and other items included in net income were $1.5, $0.3, and $0.5, for the years ended December 31, 2004, 2003, and 2002, respectively.

4.   FINANCIAL INSTRUMENTS

     ESTIMATED FAIR VALUE

     The following disclosures are made in accordance with the requirements of FAS No. 107, "Disclosures about Fair Value of Financial Instruments." FAS No. 107 requires disclosure of fair value information about financial instruments, whether or not recognized in the balance sheet, for which it is practicable to estimate that value. In cases where quoted market prices are not available, fair values are based on

                        ING INSURANCE COMPANY OF AMERICA
      (A wholly-owned subsidiary of ING Life Insurance and Annuity Company)

NOTES TO FINANCIAL STATEMENTS (continued)
(DOLLAR AMOUNTS IN MILLIONS, UNLESS OTHERWISE STATED)

4.   FINANCIAL INSTRUMENTS (continued)

     estimates using present value or other valuation techniques. Those techniques are significantly affected by the assumptions used, including the discount rate and estimates of future cash flows. In that regard, the derived fair value estimates, in many cases, could not be realized in immediate settlement of the instrument.

     FAS No. 107 excludes certain financial instruments, including insurance contracts, and all nonfinancial instruments from its disclosure requirements. Accordingly, the aggregate fair value amounts presented do not represent the underlying value of the Company.

     The following valuation methods and assumptions were used by the Company in estimating the fair value of the following financial instruments:

     FIXED MATURITIES: The fair values for the actively traded marketable bonds are determined based upon the quoted market prices. The fair values for marketable bonds without an active market are obtained through several commercial pricing services which provide the estimated fair values. Fair values of privately placed bonds are determined using a matrix-based pricing model. The model considers the current level of risk-free interest rates, current corporate spreads, the credit quality of the issuer, and cash flow characteristics of the security. Also considered are factors such as the net worth of the borrower, the value of collateral, the capital structure of the borrower, the presence of guarantees, and the Company's evaluation of the borrower's ability to compete in their relevant market. Using this data, the model generates estimated market values which the Company considers reflective of the fair value of each privately placed bond.

     CASH AND CASH EQUIVALENTS: The carrying amounts for these assets approximate the assets' fair value.

     ASSETS HELD IN SEPARATE ACCOUNTS: Assets held in separate accounts are reported at the quoted fair values of the individual securities in the separate accounts.

     INVESTMENT CONTRACT LIABILITIES (INCLUDED IN FUTURE POLICY BENEFITS AND CLAIM RESERVES):

     WITH A FIXED MATURITY: Fair value is estimated by discounting cash flows at interest rates currently being offered by, or available to, the Company for similar contracts.

     WITHOUT A FIXED MATURITY: Fair value is estimated as the amount payable to the contractowner upon demand. However, the Company has the right under such contracts to delay payment of withdrawals which may ultimately result in paying an amount different than that determined to be payable on demand.

     LIABILITIES RELATED TO SEPARATE ACCOUNTS: The carrying amounts for these liabilities approximate the fair value.

                        ING INSURANCE COMPANY OF AMERICA
      (A wholly-owned subsidiary of ING Life Insurance and Annuity Company)

NOTES TO FINANCIAL STATEMENTS (continued)
(DOLLAR AMOUNTS IN MILLIONS, UNLESS OTHERWISE STATED)

4.   FINANCIAL INSTRUMENTS (continued)

     The carrying values and estimated fair values of certain of the Company's financial instruments at December 31, 2004 and 2003 were as follows:

                                                                2004                   2003
                                                         -------------------   -------------------
                                                         CARRYING     FAIR     CARRYING     FAIR
                                                          VALUE      VALUE      VALUE      VALUE
     -----------------------------------------------------------------------------------------------
      Assets:
        Fixed maturities, including securities pledged   $  185.2   $  185.2   $  133.1   $  133.1
        Cash and cash equivalents                            11.4       11.4        4.8        4.8
        Assets held in separate accounts                    540.3      540.3      660.7      660.7
      Liabilities:
        Investment contract liabilities:
          With a fixed maturity                              55.7       55.5       64.9       64.5
          Without a fixed maturity                           61.1       61.5       72.9       72.1
          Liabilities held in separate accounts             540.3      540.3      660.7      660.7
     -----------------------------------------------------------------------------------------------

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

5.   VALUE OF BUSINESS ACQUIRED

     Activity for the years ended December 31, 2004, 2003 and 2002 within VOBA were as follows:

     Balance at December 31, 2001                                      $   46.5
     Adjustment for unrealized gain (loss)                                 (2.1)
     Additions                                                              0.2
     Amortization                                                         (10.4)
     ----------------------------------------------------------------------------
     Balance at December 31, 2002                                          34.2
     Adjustment for unrealized gain (loss)                                  0.6
     Interest accrued at 5%-7%                                              1.7
     Amortization                                                          (4.9)
     ----------------------------------------------------------------------------
     Balance at December 31, 2003                                          31.6
     Adjustment for unrealized gain (loss)                                  1.0
     Interest accrued at 6%                                                 1.8
     Amortization                                                          (6.2)
     ----------------------------------------------------------------------------
     Balance at December 31, 2004                                      $   28.2
     ============================================================================

                        ING INSURANCE COMPANY OF AMERICA
      (A wholly-owned subsidiary of ING Life Insurance and Annuity Company)

NOTES TO FINANCIAL STATEMENTS (continued)
(DOLLAR AMOUNTS IN MILLIONS, UNLESS OTHERWISE STATED)

5.   VALUE OF BUSINESS ACQUIRED (continued)

     The estimated amount of VOBA to be amortized, net of interest, over the next five years is $5.0, $4.6, $3.3, $2.5 and $2.2, for the years 2005, 2006, 2007, 2008 and 2009, respectively. Actual amortization incurred during these years may vary as assumptions are modified to incorporate actual results.

     During 2004, VOBA amortization increased principally due to a decrease in estimated future profits, due to higher surrenders and a decrease in assets under management.

     During 2003 the Company reset long-term assumptions for the Separate Account returns from 9.0% to 8.5% (gross before fund management fees and mortality, expense, and other policy charges), reflecting a blended return of equity and other sub-accounts. The 2003 unlocking adjustment was primarily driven by improved market performance compared to expected performance during 2003. For the year ended December 31, 2003, the Company recorded a deceleration of VOBA amortization totaling $1.1 before tax, or $0.7, net of $0.4 of federal income tax expense.

     As part of the regular analysis of VOBA, at the end of 2002, the Company unlocked its long-term rate of return assumptions. The Company reset long-term return assumptions for the Separate Account returns to 9.0% (gross before fund management fees and mortality, expense, and other policy charges), as of December 31, 2002, reflecting a blended return of equity and other sub-accounts. The unlocking adjustment in 2002 was primarily driven by the sustained downturn in the equity markets and revised expectations for future returns. During 2002, the Company recorded an acceleration of VOBA amortization totaling $3.5 before tax, or $2.3, net of $1.2 of federal income tax benefit.

6.   DIVIDEND RESTRICTIONS AND SHAREHOLDER'S EQUITY

     The Company's ability to pay dividends is subject to the prior approval of the insurance regulatory authorities of the State of Florida for payment of any dividend, which exceeds certain statutorily prescribed thresholds that are calculated in relation to a company's statutory surplus and/or its net gains from operations.

     The Company did not pay dividends to its parent or receive capital contributions from its parent in 2004, 2003, or 2002.

     The Insurance Departments of the State of Florida and the State of Connecticut (the "Departments") recognize as net income and capital and surplus those amounts determined in conformity with statutory accounting practices prescribed or permitted by the Department, which differ in certain respects from accounting principles generally accepted in the United States. Statutory net income was $6.2, $5.0, and $2.5, for the years ended December 31, 2004, 2003, and 2002, respectively. Statutory capital and surplus was $75.2 and $68.3 as of December 31, 2004 and 2003, respectively.

                        ING INSURANCE COMPANY OF AMERICA
      (A wholly-owned subsidiary of ING Life Insurance and Annuity Company)

NOTES TO FINANCIAL STATEMENTS (continued)
(DOLLAR AMOUNTS IN MILLIONS, UNLESS OTHERWISE STATED)

6.   DIVIDEND RESTRICTIONS AND SHAREHOLDER'S EQUITY (continued)

     As of December 31, 2004, the Company does not utilize any statutory accounting practices, which are not prescribed by state regulatory authorities that, individually or in the aggregate, materially affect statutory capital and surplus.

7.   ADDITIONAL INSURANCE BENEFITS AND MINIMUM GUARANTEES

     Under SOP 03-1, the Company calculates an additional liability (the "SOP reserve") for certain GMDBs in order to recognize the expected value of death benefits in excess of the projected account balance over the accumulation period based on total expected assessments.

     The Company regularly evaluates estimates used and adjusts the SOP reserve, with a related charge or credit to benefit expense, if actual experience or other evidence suggests that earlier assumptions should be revised.

     As of December 31, 2004, the separate account liability subject to SOP 03-1 for GMDBs and the additional liability recognized related to GMDBs was $500.2 and $0.1, respectively.

     The aggregate fair value of equity securities (including mutual funds) supporting separate accounts with additional insurance benefits and minimum investment return guarantees as of December 31, 2004 was $500.2.

8.   INCOME TAXES

     IICA files a consolidated federal income tax return with its parent, ILIAC. IICA has a federal tax allocation agreement with its parent whereby the Company is charged for federal taxes it would have incurred were it not a member of a consolidated group and is credited for losses at the federal statutory tax rate.

     Income taxes (benefits) from continuing operations consist of the following:

                                                               YEAR ENDED        YEAR ENDED         YEAR ENDED
                                                              DECEMBER 31,      DECEMBER 31,       DECEMBER 31,
                                                                  2004              2003               2002
     ----------------------------------------------------------------------------------------------------------
      Current tax expense (benefit):
        Federal                                                 $    0.2          $   (0.1)          $   (1.4)
        State                                                         --                --                0.2
        Net realized capital gains                                    --               0.9                0.5
     ----------------------------------------------------------------------------------------------------------
          Total current tax expense (benefit)                        0.2               0.8               (0.7)
     ----------------------------------------------------------------------------------------------------------
      Deferred tax expense (benefit):
        Federal                                                      1.3               1.3                0.1
        Net realized capital losses                                   --              (0.1)              (1.4)
     ----------------------------------------------------------------------------------------------------------
          Total deferred tax expense (benefit)                       1.3               1.2               (1.3)
     ----------------------------------------------------------------------------------------------------------
          Total income tax expense (benefit)                    $    1.5          $    2.0           $   (2.0)
     ==========================================================================================================

                        ING INSURANCE COMPANY OF AMERICA
      (A wholly-owned subsidiary of ING Life Insurance and Annuity Company)

NOTES TO FINANCIAL STATEMENTS (continued)
(DOLLAR AMOUNTS IN MILLIONS, UNLESS OTHERWISE STATED)

8.   INCOME TAXES (continued)

     Income taxes were different from the amount computed by applying the federal income tax rate to income from continuing operations before income taxes for the following reasons:

                                                               YEAR ENDED     YEAR ENDED      YEAR ENDED
                                                              DECEMBER 31,   DECEMBER 31,    DECEMBER 31,
                                                                  2004           2003            2002
     ----------------------------------------------------------------------------------------------------
      Income (loss) before income taxes and
        cumulative effect of change in accounting principle     $    7.4       $    8.3      $   (5.3)
      Tax rate                                                        35%            35%           35%
     ----------------------------------------------------------------------------------------------------
      Income tax at federal statutory rate                           2.6            2.9          (1.9)
      Tax effect of:
        State income tax, net of federal benefit                      --             --           0.1
        Dividends received deduction                                (0.3)          (0.6)         (0.3)
        IRS audit settlement                                        (0.8)            --            --
        Other, net                                                    --           (0.3)          0.1
     ----------------------------------------------------------------------------------------------------
          Income tax expense (benefit)                          $    1.5       $    2.0      $   (2.0)
     ====================================================================================================

     The tax effects of temporary differences that give rise to deferred tax assets and deferred tax liabilities at December 31, are presented below:

                                                                                   2004          2003
     -----------------------------------------------------------------------------------------------------
      Deferred tax assets:
        Insurance reserves                                                       $    0.9      $    2.9
        Deferred policy acquisition costs                                             1.0           1.4
        Unrealized gains allocable to experience-rated contracts                      1.0           1.8
        Guaranty fund assessments                                                     0.1           0.1
        Other, net                                                                    0.6           0.6
     -----------------------------------------------------------------------------------------------------
      Total gross assets                                                              3.6           6.8
     -----------------------------------------------------------------------------------------------------

      Deferred tax liabilities:
        Value of business acquired                                                    9.9          11.0
        Net unrealized capital gains                                                  0.9           3.6
        Other, net                                                                    0.8           0.1
     -----------------------------------------------------------------------------------------------------
      Total gross liabilities                                                        11.6          14.7
     -----------------------------------------------------------------------------------------------------
      Net deferred tax liability                                                 $   (8.0)     $   (7.9)
     =====================================================================================================

     Net unrealized capital gains and losses are presented as a component of Other Comprehensive Income in shareholder's equity, net of deferred taxes.

     Valuation allowances are provided when it is considered more likely than not that deferred tax assets will not be realized. No valuation allowance has been established at this time as management believes the above conditions presently do not exist.

                        ING INSURANCE COMPANY OF AMERICA
      (A wholly-owned subsidiary of ING Life Insurance and Annuity Company)

NOTES TO FINANCIAL STATEMENTS (continued)
(DOLLAR AMOUNTS IN MILLIONS, UNLESS OTHERWISE STATED)

8.   INCOME TAXES (continued)

     The Company establishes reserves for probable proposed adjustments by various taxing authorities. Management believes there are sufficient reserves provided for, or adequate defenses against any such adjustments. The Internal Revenue Service (the "Service") has completed examinations of the federal income tax returns of the Company for all years through the December 13, 2000 short period. The tax benefit associated with the settlement of the most recent audit is included in the 2004 financial statements. The Service has commenced its examination for the tax years ended December 31, 2000 and 2001, and various state tax audits are in progress.

9.   BENEFIT PLANS

     The Company utilizes the employees of ING North America Insurance Corporation, Inc. and its affiliates, primarily ILIAC. Benefit charges to the Company for the years ended December 31, 2004, 2003, and 2002 were not significant. There were no pension benefit charges allocated to the Company from the ING Americas Retirement Plan for 2004, 2003, or 2002. During 2004 and 2003, the Company was not allocated charges related to the Supplemental ING Retirement Plan for Aetna Financial Services that covers certain employees of ING Life Insurance Company of America and its affiliates. During 2002, liabilities totaling $0.3 were allocated to the Company related to the Supplemental Executive Retirement Plan ("SERP"). During 2004, 2003, or 2002, there were no matching contribution charges allocated to the Company from the ING Americas Savings Plan and ESOP.

10.  RELATED PARTY TRANSACTIONS

     OPERATING AGREEMENTS

     IICA has certain agreements whereby it incurs expenses with affiliated entities. The agreements are as follows:

     - Underwriting agreement with ING Financial Advisors, LLC ("ING FA"), for the variable insurance products issued by IICA. ING FA is authorized to enter into agreements with broker-dealers to distribute the IICA's variable products and appoint representatives of the broker-dealers as agents. For the years ended December 31, 2004, 2003 and 2002, expenses were incurred in the amount of $34.6, $36.9, and $47.7, respectively.

     - Investment advisory agreement with ING Investment Management, LLC ("IIM"), an affiliate, effective March 31, 2001 and amended January 1, 2003 and August 26, 2003, under which IIM provides asset management and accounting services. Under the agreement, the Company records a fee based on the value of the assets under management. The fee is payable quarterly. For the years ended December 31, 2004, 2003, and 2002, the Company incurred fees of $0.6, $0.6, $1.2, respectively, under this agreement.

     - Service agreement between the Company and its affiliates effective January 2001, and amended effective January 1, 2002. For the year ended December 31, 2004, net expenses related to the agreement were incurred in the amount of $0.9. No significant expenses were incurred during the years ended December 31, 2003 and 2002.

                        ING INSURANCE COMPANY OF AMERICA
      (A wholly-owned subsidiary of ING Life Insurance and Annuity Company)

NOTES TO FINANCIAL STATEMENTS (continued)
(DOLLAR AMOUNTS IN MILLIONS, UNLESS OTHERWISE STATED)

10.  RELATED PARTY TRANSACTIONS (continued)

     - Expense sharing agreement with ING North America Insurance Corporation for administrative, management, financial, and information technology services, which was approved in 2001. For the years ended December 31, 2004 and 2003, expenses were incurred in the amounts of $.05 and $1.1, respectively. No significant expenses were incurred during 2002.

     Management and service contracts and all cost sharing arrangements with other affiliated companies are allocated in accordance with the Company's expense and cost allocation methods.

     RECIPROCAL LOAN AGREEMENT

     IICA maintains a reciprocal loan agreement with ING AIH, a Delaware corporation and affiliate, to facilitate the handling of unusual and/or unanticipated short-term cash requirements. Under this agreement, which became effective in June 2001 and expires on April 1, 2011, IICA and ING AIH can borrow up to 0.5% of IICA's statutory admitted assets as of the prior December 31 from one another. Interest is charged at the rate of ING AIH's cost of funds for the interest period plus 0.15%. Under this agreement, IICA incurred an immaterial amount of interest expense for the years ended December 31, 2004, 2003, and 2002, respectively. At December 31, 2004 and 2003, IICA did not have any outstanding borrowing from ING AIH under this agreement.

     CAPITAL TRANSACTIONS

     The Company did not receive capital contributions from its parent in 2004, 2003, or 2002.

     TAX SHARING AGREEMENTS

     The Company files a consolidated federal income tax return with its parent, ING Life Insurance and Annuity Company. The Company has a federal tax allocation agreement with its parent, whereby the Company is charged for taxes it would have incurred were it not a member of a consolidated group and is credited for losses at the statutory federal tax rate.

     The Company has entered into a state tax sharing agreement with ING AIH and each of the specific subsidiaries that are parties to the agreement. The state tax agreement applies to situations in which ING AIH and all or some of the subsidiaries join in the filing of a state or local franchise, income tax, or other tax return on a consolidated, combined, or unitary basis.

11.  FINANCING AGREEMENTS

     The Company maintains a revolving loan agreement with SunTrust Bank ("the Bank"). Under this agreement, which expires July 30, 2005, the Company can borrow up to $30.0 from the Bank. Interest on any company borrowing accrues at an annual rate equal to (1) the cost of funds for the Bank for the period applicable for the advance plus .225% or (2) a rate quoted by the Bank to the Company for the borrowing. Under this agreement, the Company incurred minimal interest expense for the years ended December 31, 2004, 2003, and 2002, respectively. At December 31, 2004, the Company did not have any balances payable to the Bank.

                        ING INSURANCE COMPANY OF AMERICA
      (A wholly-owned subsidiary of ING Life Insurance and Annuity Company)

NOTES TO FINANCIAL STATEMENTS (continued)
(DOLLAR AMOUNTS IN MILLIONS, UNLESS OTHERWISE STATED)

11.  FINANCING AGREEMENTS (continued)

     The Company also maintains a revolving loan agreement with Bank of New York ("BONY"). Under this agreement, the Company can borrow up to $30.0 from BONY. Interest on any company borrowing accrues at an annual rate equal to (1) the cost of funds for BONY for the period applicable for the advance plus .35% or (2) a rate quoted by BONY to the Company for the borrowing. Under this agreement, the Company incurred minimal interest expense for the years ended December 31, 2004, 2003, and 2002. At December 31, 2004 and 2003, the Company did not have any balances payable to BONY.

     Also see Note 10 for reciprocal loan agreement with an affiliate.

12.  COMMITMENTS AND CONTINGENT LIABILITIES

     LEASES

     The Company occupies space that is leased by ILIAC or other affiliates. Expenses associated with these offices are allocated on a direct and indirect basis to the Company. Under the lease agreements, the Company incurred an immaterial amount of rent expense for the years ended December 31, 2004, 2003, and 2002, respectively.

     COMMITMENTS

     At December 31, 2004 and 2003, the Company had no commitments or contingent liabilities.

     LITIGATION

     The Company is a party to threatened or pending lawsuits/arbitrations arising from the normal conduct of business. Due to the climate in insurance and business litigation/arbitration, suits against the Company sometimes include claims for substantial compensatory, consequential or punitive damages and other types of relief. Moreover, certain claims are asserted as class actions, purporting to represent a group of similarly situated individuals. While it is not possible to forecast the outcome of such lawsuits/arbitrations, in light of existing insurance, reinsurance, and established reserves, it is the opinion of management that the disposition of such lawsuits/arbitrations will not have a materially adverse effect on the Company's operations or financial position.

     REGULATORY MATTERS

     As with many financial services companies, the Company and its affiliates have received informal and formal requests for information from various state and federal governmental agencies and self-regulatory organizations in connection with inquiries and investigations of the products and practices of the financial services industry. In each case, the Company and its affiliates have been and are providing full cooperation.

     FUND REGULATORY ISSUES

     Since 2002, there has been increased governmental and regulatory activity relating to mutual funds and variable insurance products. This activity has primarily focused on inappropriate trading of fund shares,

                        ING INSURANCE COMPANY OF AMERICA
      (A wholly-owned subsidiary of ING Life Insurance and Annuity Company)

NOTES TO FINANCIAL STATEMENTS (continued)
(DOLLAR AMOUNTS IN MILLIONS, UNLESS OTHERWISE STATED)

12.  COMMITMENTS AND CONTINGENT LIABILITIES (continued)

     revenue sharing and directed brokerage, compensation, sales practices and suitability, arrangements with service providers, pricing, compliance and controls, and adequacy of disclosure.

     In addition to responding to governmental and regulatory requests on fund regulatory issues, ING management, on its own initiative, conducted, through special counsel and a national accounting firm, an extensive internal review of mutual fund trading in ING insurance, retirement, and mutual fund products. The goal of this review was to identify any instances of inappropriate trading in those products by third parties or by ING investment professionals and other ING personnel.

     The internal review identified several isolated arrangements allowing third parties to engage in frequent trading of mutual funds within the variable insurance and mutual fund products of certain affiliates of the Company, and identified other circumstances where frequent trading occurred despite measures taken by ING intended to combat market timing. Each of the arrangements has been terminated and disclosed to regulators, to the independent trustees of ING Funds (U.S.) and in Company reports previously filed with the Securities and Exchange Commission ("SEC") pursuant to the Securities Exchange Act of 1934, as amended.

     An affiliate of the Company, ING Funds Distributors, LLC ("IFD") has received notice from the staff of the National Association of Securities Dealers ("NASD") that the staff has made a preliminary determination to recommend that disciplinary action be brought against IFD and one of its registered persons for violations of the NASD Conduct Rules and federal securities laws in connection with frequent trading arrangements.

     Other regulators, including the SEC and the New York Attorney General, are also likely to take some action with respect to certain ING affiliates before concluding their investigation of ING relating to fund trading. The potential outcome of such action is difficult to predict but could subject certain affiliates to adverse consequences, including, but not limited to, settlement payments, penalties, and other financial liability. It is not currently anticipated, however, that the actual outcome of such action will have a material adverse effect on ING or ING's U.S.-based operations, including the Company.

     ING has agreed to indemnify and hold harmless the ING Funds from all damages resulting from wrongful conduct by ING or its employees or from ING's internal investigation, any investigations conducted by any governmental or self-regulatory agencies, litigation or other formal proceedings, including any proceedings by the SEC. Management reported to the ING Funds Board that ING management believes that the total amount of any indemnification obligations will not be material to ING or ING's U.S.-based operations, including the Company.

     OTHER REGULATORY MATTERS

     The New York Attorney General and other regulators are also conducting broad inquiries and investigations involving the insurance industry. These initiatives currently focus on, among other things, compensation and other sales incentives, potential conflicts of interest, potential anti-competitive activity, marketing practices, certain financial reinsurance arrangements, and disclosure. It is likely that the scope of these investigations will further broaden before the investigations are concluded. U.S. affiliates of ING have

                        ING INSURANCE COMPANY OF AMERICA
      (A wholly-owned subsidiary of ING Life Insurance and Annuity Company)

NOTES TO FINANCIAL STATEMENTS (continued)
(DOLLAR AMOUNTS IN MILLIONS, UNLESS OTHERWISE STATED)

12.  COMMITMENTS AND CONTINGENT LIABILITIES (continued)

     received formal and informal requests in connection with such investigations, and are cooperating fully with each request for information.

     These initiatives may result in new legislation and regulation that could significantly affect the financial services industry, including businesses in which the Company is engaged.

     In light of these and other developments, U.S. affiliates of ING, including the Company, periodically review whether modifications to their business practices are appropriate.

QUARTERLY DATA (UNAUDITED)

      Restatement of Financial Information:

      - During the quarterly period ended June 30, 2003, the Company incorrectly recorded investment income and realized capital gains related to Separate Accounts. The Company noted the effect during the compilation of the December 31, 2003 financial statements and made the appropriate changes to the quarterly periods ended June 30, 2003 and September 30, 2003.
      - In addition, during each of the quarters in 2003, the Company classified GMDB excess reserves as a reduction to fee income, rather than as interest credited and other benefits to contractowners. The Company noted the effect during the compilation of the March 31, 2004 financial statements and made the appropriate changes to the periods affected.

      The following tables show the previously reported and reclassified amounts for each of the periods affected.


      As Restated
      2004 (In millions)                      FIRST*      SECOND*       THIRD*       FOURTH
     -------------------------------------------------------------------------------------------
      Total revenue                         $      5.0   $      4.4   $      5.1    $      4.4
     -------------------------------------------------------------------------------------------
      Income before income taxes                   1.8          1.2          2.3           2.1
      Income tax expense (benefit)                 0.5          0.4         (0.1)          0.7
     -------------------------------------------------------------------------------------------
      Net income                            $      1.3   $      0.8   $      2.4    $      1.4
     ===========================================================================================
      As Reported
      2004 (In millions)                      FIRST       SECOND        THIRD
     -----------------------------------------------------------------------------
      Total revenue                         $      5.3   $      4.6   $      5.4
     -----------------------------------------------------------------------------
      Income before income taxes                   1.8          1.2          2.3
      Income tax expense (benefit)                 0.5          0.4         (0.1)
     -----------------------------------------------------------------------------
      Net income                            $      1.3   $      0.8   $      2.4
     =============================================================================

      As Restated
      2003 (In millions)                      FIRST*      SECOND*       THIRD*       FOURTH*
     -------------------------------------------------------------------------------------------
      Total revenue                         $      4.7   $      5.9   $      4.5    $      2.1
     -------------------------------------------------------------------------------------------
      Income before income taxes                   0.2          2.8          3.0           2.3
      Income tax expense                            --          0.5          0.8           0.7
     -------------------------------------------------------------------------------------------
      Net income                            $      0.2   $      2.3   $      2.2    $      1.6
     ===========================================================================================

      As Reported
      2003 (In millions)                      FIRST       SECOND        THIRD        FOURTH
     -------------------------------------------------------------------------------------------
      Total revenue                         $      4.7   $      5.7   $      3.8    $      1.4
     -------------------------------------------------------------------------------------------
      Income before income taxes                   0.2          3.5          2.9           1.7
      Income tax expense                            --          0.8          0.7           0.5
     -------------------------------------------------------------------------------------------
      Net income                            $      0.2   $      2.7   $      2.2    $      1.2
     ===========================================================================================

     *  Reclassified

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

          None.

ITEM 9A.  CONTROLS AND PROCEDURES

          a) The Company carried out an evaluation, under the supervision and with the participation of its management, including its Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934) as of the end of the period covered by this report. Based on that evaluation, the Chief Executive Officer and the Chief Financial Officer have concluded that the Company's current disclosure controls and procedures are effective in ensuring that material information relating to the Company required to be disclosed in the Company's periodic SEC filings is made known to them in a timely manner.

          b) There has not been any change in the internal controls over financial reporting of the Company that occurred during the period covered by this report that has materially affected or is reasonably likely to materially affect these internal controls.

ITEM 9B.  OTHER INFORMATION

          None.

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

          Omitted pursuant to General Instruction I(2) of Form 10-K, except with respect to compliance with Sections 406 and 407 of the Sarbanes-Oxley Act of 2002:

          a)   CODE OF ETHICS FOR FINANCIAL PROFESSIONALS

               The Company has approved and adopted a Code of Ethics for Financial Professionals, pursuant to the requirements of Section 406 of the Sarbanes-Oxley Act of 2002 (which was filed as Exhibit 14 to the Company's Form 10-K, as filed with the SEC on March 29, 2004 (File No. 033-81010)). Any waiver of the Code of Ethics will be disclosed by the Company by way of a Form 8-K filing.

          b)   DESIGNATION OF BOARD FINANCIAL EXPERT

               The Company has designated David A. Wheat, Director, Senior Vice President and Chief Financial Officer of the Company, as its Board Financial Expert, pursuant to the requirements of Section 407 of the Sarbanes-Oxley Act of 2002. Because the Company is a wholly-owned subsidiary of ILIAC, it does not have any outside directors sitting on its board.

ITEM 11.  EXECUTIVE COMPENSATION

          Omitted pursuant to General Instruction I(2) of Form 10-K.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

          Omitted pursuant to General Instruction I(2) of Form 10-K.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

          Omitted pursuant to General Instruction I(2) of Form 10-K.

ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES
          (Dollar amounts in millions, unless otherwise stated)

          In 2004 and 2003, Ernst & Young LLP ("Ernst & Young") served as the principal external auditing firm for ING including IICA. ING subsidiaries, including IICA, are allocated Ernst & Young fees attributable to services rendered by Ernst & Young to each subsidiary. Ernst & Young fees allocated to the Company for the years ended December 31, 2004 and 2003 are detailed below along with a description of the services rendered by Ernst & Young to the Company:

                                                       2004            2003
          ----------------------------------------------------------------------
          Audit fees                                 $    0.1        $    0.1
          Audit--related fees                              --*             --*
          Tax fees                                         --*             --
          All other fees                                   --*             --*
          ----------------------------------------------------------------------
                                                     $    0.1        $    0.1
          ======================================================================

          * Less than $0.1

          AUDIT FEES

          Fees for audit services include fees associated with professional services rendered by the auditors for the audit of the annual financial statements of the Company and review of the Company's interim financial statements.

          AUDIT-RELATED FEES

          There were minimal audit-related fees allocated to IICA in 2004 and 2003. This category typically includes assurance and related services that are reasonably related to the performance of the audit or review of the financial statements and are not reported under the audit fee item above. These services typically consist primarily of IT audits, work performed relating to comfort letters issued in connection with prospectuses, audit of SEC product filings, advice on accounting matters, and progress review on International Financial Reporting Standards and Sarbanes-Oxley projects.

          TAX FEES

          There were minimal tax fees allocated to IICA in 2004 and no fees in 2003. This category typically includes tax compliance, tax advice and tax planning professional services. These services typically consist of: tax compliance including the review of original and amended tax returns, assistance with questions regarding tax audits, and tax planning and advisory services relating to common forms of domestic taxation (i.e. income tax and capital tax).

          ALL OTHER FEES

          There were minimal fees allocated to IICA under the category "all other fees" in 2004 and 2003. This category typically includes fees paid for products and services other than the audit fees, audit-related fees and tax fees described above, and consists primarily of non-recurring support and advisory services.

          PRE-APPROVAL POLICIES AND PROCEDURES

          IICA has adopted the pre-approval policies and procedures of ING. Audit, audit-related and non-audit services provided to the Company by ING's independent auditors are pre-approved by ING's audit committee. Pursuant to ING's pre-approval policies and procedures, the ING audit committee is required to pre-approve all services provided by ING's independent auditors to ING and its majority owned legal entities, including the Company. The ING pre-approval policies and procedures distinguish four types of services: (1) audit services, (2) audit-related services, (3) non-audit services, and (4) prohibited services (as described in the Sarbanes-Oxley Act).

          The ING pre-approval procedures consist of a general pre-approval procedure and a specific pre-approval procedure.

          GENERAL PRE-APPROVAL PROCEDURE

          ING's audit committee pre-approves audit, audit-related, and non-audit services to be provided by ING's external audit firms on an annual basis, provided that the amount for such pre-approved service may not be exceeded. ING's audit committee receives an overview of all services provided, including related fees and supported by sufficiently detailed information. ING's audit committee evaluates this overview retrospectively on a semi-annual basis.

          SPECIFIC PRE-APPROVAL PROCEDURE

          In addition to audit committee pre-approval, all audit-related and non-audit engagements that are expected to generate fees in excess of EUR 100,000 need specific approval of ING's Chief Financial Officer ("CFO"). These engagements are submitted in advance to the General Manager of ING Corporate Audit Services, who will advise ING's CFO on the compatibility of such services with the independence policy. Further, in addition to audit committee pre-approval under the general pre-approval procedures, the audit committee must approve on a case-by-case basis:

          (i) Each individual audit-related and non-audit engagement which is expected to generate fees in excess of EUR 250,000;
          (ii) All further audit-related and non-audit engagements over and above the pre-approved amounts.

          In 2004, 100% of each of the audit-related services, tax services and all other services were pre-approved by ING's audit committee.

                                     PART IV

ITEM 15.  EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

     (a)  The following documents are filed as part of this report:

     1.   Financial statements. See Item 8 on Page 28.

     2. Financial statement schedules. See Index to Financial Statement Schedules on Page 64.

     EXHIBITS

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

     10.    MATERIAL CONTRACTS

        (a) Distribution Agreement, dated as of December 13, 2000, between Aetna Inc., renamed Lion Connecticut Holdings Inc. ("Lion") and Aetna U.S. Healthcare Inc., renamed Aetna Inc., incorporated by reference to ING Life Insurance and Annuity Company's ("ILIAC") Form 10-K filed with the SEC on March 30, 2001 (File No. 033-23376).

        (b) Employee Benefits Agreement, dated as of December 13, 2000, between Aetna Inc., renamed Lion, and Aetna U.S. Healthcare Inc., renamed Aetna Inc., incorporated by reference to ILIAC's Form 10-K filed with the SEC on March 30, 2001 (File No. 033-23376).

        (c) Tax Sharing Agreement, dated as of December 13, 2000, among Aetna Inc., renamed Lion, Aetna U.S. Healthcare, renamed Aetna Inc., and ING America Insurance Holdings, Inc., incorporated by reference to ILIAC's Form 10-K filed with the SEC on March 30, 2001 (File No. 033-23376).

        (d) Lease Agreement, dated as of December 13, 2000 between the Aetna Life Insurance Company and ILIAC, incorporated by reference to ILIAC's Form 10-K filed with the SEC on March 30, 2001 (File No. 033-23376).

        (e) Real Estate Services Agreement, dated as of December 13, 2000, between Aetna Inc. and ILIAC, incorporated by reference to ILIAC's Form 10-K filed with the SEC on March 30, 2001 (File No. 033-23376).

        (f) Tax Sharing Agreement between IICA and ILIAC, effective January 1, 2001, incorporated by reference to IICA's Form 10-K filed with the SEC on March 29, 2004 (File No. 033-81010).

        (g) Tax Sharing Agreement between IICA, ING America Insurance Holdings, Inc. and affiliated companies, effective January 1, 2001, incorporated by reference to IICA's Form 10-K filed with the SEC on March 29, 2004 (File No. 033-81010).

        (h) Investment Advisory Agreement between IICA and ING Investment Management LLC, effective March 31, 2001, incorporated by reference to IICA's Form 10-K filed with the SEC on March 29, 2004 (File No. 033-81010).

        (i) Services Agreement between IICA and the affiliated companies listed on Exhibit B to the Agreement, dated January 1, 2001, as amended effective January 1, 2002, incorporated by reference to IICA's Form 10-K filed with the SEC on March 29, 2004 (File No. 033-81010).

        (j) Service Agreement between IICA and ING North America Insurance Corporation, effective January 1, 2001, incorporated by reference to IICA's Form 10-K filed with the SEC on March 29, 2004 (File No. 033-81010).

        (k) Investment Advisory Agreement between IICA and ING Investment Management LLC, dated March 31, 2001, as amended effective January 1, 2003, incorporated by reference to IICA's Form 10-K filed with the SEC on March 29, 2004 (File No. 033-81010).

        (l) Amendment to Investment Advisory Agreement between IICA and ING Investment Management LLC, effective August 26, 2003, incorporated by reference to IICA's Form 10-K filed with the SEC on March 29, 2004 (File No. 033-81010).

        (m) Principal Underwriting Agreement between Aetna Insurance Company of America (now ING Insurance Company of America ("IICA" or "Registrant")) and Aetna Investment Services, LLC

              (now ING Financial Advisers, LLC) effective as of November 17, 2002, incorporated by reference to Post-Effective Amendment No. 2 to Registration Statement on Form N-4, filed with the Securities and Exchange Commission ("SEC") on December 13, 2000 (File No. 333-87131).

     14. ING Code of Ethics for Financial Professionals, incorporated by reference to IICA's Form 10-K filed with the SEC on March 29, 2004 (File No. 033-81010).

     31.1 Certificate of David A. Wheat pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

     31.2 Certificate of Brian D. Comer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

     32.1 Certificate of David A. Wheat pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

     32.2 Certificate of Brian D. Comer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

                     INDEX TO FINANCIAL STATEMENT SCHEDULES

                                                                                                 PAGE
                                                                                                 ----
    Report of Independent Registered Public Accounting Firm                                       67

    I.   Summary of Investments-Other than Investments in Affiliates as of December
           31, 2004                                                                               68

Schedules other than those listed above are omitted because they are not required or not applicable.

             Report of Independent Registered Public Accounting Firm

The Board of Directors
ING Insurance Company of America

We have audited the financial statements of ING Insurance Company of America as of December 31, 2004 and 2003, and for each of the three years in the period ended December 31, 2004, and have issued our report thereon dated March 31, 2005. Our audits also included the financial statement schedule listed in Item
15. This schedule is the responsibility of the Company's management. Our responsibility is to express an opinion based on our audits.

In our opinion, the financial statement schedule referred to above, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.


                                                           /s/ Ernst & Young LLP


Atlanta, Georgia
March 31, 2005

                        ING INSURANCE COMPANY OF AMERICA
      (A wholly-owned subsidiary of ING Life Insurance and Annuity Company)

                                    SCHEDULE I
          Summary of Investments--Other than Investments in Affiliates
                             As of December 31, 2004
                                  (In Millions)

                                                                                                            AMOUNT
                                                                                                           SHOWN ON
                          TYPE OF INVESTMENT                                  COST           VALUE*      BALANCE SHEET
                          ------------------                             -------------   -------------   -------------
     Fixed maturities:
       U.S. government and government agencies and authorities           $        47.2   $        47.0   $        47.0
       U.S. corporate securities                                                  74.1            76.5            76.5
       Foreign securities(1)                                                       6.6             7.1             7.1
       Mortgage-backed securities                                                 30.6            30.4            30.4
       Commercial mortgage-backed securities                                       9.2             9.6             9.6
       Other asset-backed securities                                              14.2            14.6            14.6
                                                                         -------------   -------------   -------------
         Total investments                                               $       181.9   $       185.2   $       185.2
                                                                         =============   =============   =============

  *  See Notes 3 and 4 of Notes to Financial Statements.

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


                               ING INSURANCE COMPANY OF AMERICA
                                         (Registrant)

(Date)  March 28, 2005       By /s/ David A. Wheat
        --------------         -------------------
                               David A. Wheat
                               Director, Senior Vice President and
                                 Chief Financial Officer
                               (Duly Authorized Officer and Principal Financial
                                 Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on or before March 28, 2005.

         SIGNATURES                           TITLE
/s/ David A. Wheat
----------------------------
David A. Wheat                 Director, Senior Vice President and
                               Chief Financial Officer


/s/ Brian D. Comer
----------------------------
Brian D. Comer                 President


/s/ Catherine H. Smith
----------------------------
Catherine H. Smith             Director


/s/ Thomas J. McInerney
----------------------------
Thomas J. McInerney            Director and Chairman


/s/ Jacques de Vaucleroy
----------------------------
Jacques de Vaucleroy           Director and Senior Vice President


/s/ Kathleen A. Murphy
----------------------------
Kathleen A. Murphy             Director

/s/ Roger W. Fisher
----------------------------
Roger W. Fisher                Vice President and Chief Accounting Officer