Form 10-Q
period 2005-03-31
ING INSURANCE CO  OF AMERICA
filed 2005-05-13
CIK 925988

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   ----------

                                    FORM 10-Q

(Mark One)

/X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the quarterly period ended March 31, 2005
                                        --------------

                                       OR

/ / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the transition period from ___________________ to

Commission file number:  333-49581, 033-63657
                         --------------------

                        ING INSURANCE COMPANY OF AMERICA
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

Florida                                                                                             06-1286272
--------------------------------------------------------------------------------------------------------------
(State or other jurisdiction of incorporation or organization)               (IRS employer identification no.)

Corporate Center One, 2202 North Westshore Boulevard, #350, Tampa, Florida                               33607
--------------------------------------------------------------------------------------------------------------
(Address of principal executive offices)                                                            (Zip code)

Registrant's telephone number, including area code  (813) 281-3773
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

                      APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 25,500 shares of Common Stock as of May 12, 2005, all of which were directly owned by ING Life Insurance and Annuity Company.

NOTE: WHEREAS ING INSURANCE COMPANY OF AMERICA MEETS THE CONDITIONS SET FORTH IN GENERAL INSTRUCTION H(1)(a) AND (b) OF FORM 10Q, THIS FORM IS BEING FILED WITH THE REDUCED DISCLOSURE FORMAT PURSUANT TO GENERAL INSTRUCTION H(2).

                        ING INSURANCE COMPANY OF AMERICA
      (A WHOLLY-OWNED SUBSIDIARY OF ING LIFE INSURANCE AND ANNUITY COMPANY)
                    FORM 10-Q FOR PERIOD ENDED MARCH 31, 2005

                                      INDEX

                                                                                   PAGE
                                                                                ----------
PART I.     FINANCIAL INFORMATION  (UNAUDITED)

   Item 1.  Financial Statements:
               Condensed Statements of Operations                                   3
               Condensed Balance Sheets                                             4
               Condensed Statements of Changes in Shareholder's Equity              5
               Condensed Statements of Cash Flows                                   6
               Notes to Condensed Financial Statements                              7

   Item 2.  Management's Narrative Analysis of the Results of Operations and
              Financial Condition
                                                                                   12

   Item 4.  Controls and Procedures                                                20

PART II.    OTHER INFORMATION

   Item 1.  Legal Proceedings                                                      21

   Item 6.  Exhibits                                                               21

Signatures                                                                         23

                        ING INSURANCE COMPANY OF AMERICA
      (A WHOLLY-OWNED SUBSIDIARY OF ING LIFE INSURANCE AND ANNUITY COMPANY)


PART I.       FINANCIAL INFORMATION (UNAUDITED)

ITEM 1.       FINANCIAL STATEMENTS

                       CONDENSED STATEMENTS OF OPERATIONS
                                   (Unaudited)
                                  (In millions)

                                                                 THREE MONTHS ENDED MARCH 31,
                                                                   2005              2004
                                                               --------------    --------------
REVENUES:
  Net investment income                                        $          2.2    $          2.4
  Fee income                                                              2.2               2.2
  Net realized capital gains                                                -               0.4
                                                               --------------    --------------
Total revenue                                                             4.4               5.0
                                                               --------------    --------------
BENEFITS AND EXPENSES:
  Interest credited and other benefits to contractowners                  2.1               1.2
  Operating expenses                                                      0.8               0.8
  Amortization of value of business acquired                              0.7               1.2
                                                               --------------    --------------
Total benefits and expenses                                               3.6               3.2
                                                               --------------    --------------
Income before income taxes                                                0.8               1.8
Income tax expense                                                        0.2               0.5
                                                               --------------    --------------
Net income                                                     $          0.6    $          1.3
                                                               ==============    ==============

   THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE FINANCIAL STATEMENTS.

                        ING INSURANCE COMPANY OF AMERICA
      (A WHOLLY-OWNED SUBSIDIARY OF ING LIFE INSURANCE AND ANNUITY COMPANY)


                            CONDENSED BALANCE SHEETS
                        (In millions, except share data)

                                                                   AS OF             AS OF
                                                                 MARCH 31,        DECEMBER 31,
                                                                    2005              2004
                                                               --------------    --------------
                                                                (UNAUDITED)
ASSETS
Investments:
  Fixed maturities, available-for-sale, at fair value
    (amortized cost of $157.1 at 2005 and $161.5 at 2004)      $        157.6    $        165.0
  Securities pledged (amortized cost of $28.2 at 2005 and
    $20.4 at 2004)                                                       27.4              20.2
                                                               --------------    --------------
Total investments                                                       185.0             185.2
                                                               --------------    --------------
Cash and cash equivalents                                                14.2              11.4
Short-term investments under securities loan agreement                   28.0              20.8
Value of business acquired                                               28.0              28.2
Other assets                                                              5.6               4.9
Assets held in separate accounts                                        506.1             540.3
                                                               --------------    --------------
Total assets                                                   $        766.9    $        790.8
                                                               ==============    ==============

LIABILITIES AND SHAREHOLDER'S EQUITY
Future policy benefits and claim reserves                      $        116.6    $        123.0
Notes payable                                                             6.5                 -
Due to affiliates                                                           -               0.7
Payables under securities loan agreement                                 28.0              20.8
Current income taxes                                                      2.2               0.1
Deferred income taxes                                                     7.6               8.0
Other liabilities                                                         4.5               1.6
Liabilities related to separate accounts                                506.1             540.3
                                                               --------------    --------------
Total liabilities                                                       671.5             694.5
                                                               --------------    --------------
Shareholder's equity:
Common stock (35,000 shares authorized; 25,500 issued
  and outstanding, $100 per share value)                                  2.5               2.5
Additional paid-in capital                                              181.2             181.2
Accumulated other comprehensive loss                                     (1.5)                -
Retained earnings (deficit)                                             (86.8)            (87.4)
                                                               --------------    --------------
Total shareholder's equity                                               95.4              96.3
                                                               --------------    --------------
Total liabilities and shareholder's equity                     $        766.9    $        790.8
                                                               ==============    ==============

   THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE FINANCIAL STATEMENTS.

                        ING INSURANCE COMPANY OF AMERICA
      (A WHOLLY-OWNED SUBSIDIARY OF ING LIFE INSURANCE AND ANNUITY COMPANY)


             CONDENSED STATEMENTS OF CHANGES IN SHAREHOLDER'S EQUITY
                                   (Unaudited)
                                  (In millions)

                                                                               ACCUMULATED
                                                              ADDITIONAL          OTHER          RETAINED            TOTAL
                                               COMMON          PAID-IN        COMPREHENSIVE      EARNINGS         SHAREHOLDER'S
                                               STOCK           CAPITAL        INCOME (LOSS)      (DEFICIT)           EQUITY
                                           --------------   --------------   --------------    --------------    --------------
Balance at December 31, 2003               $          2.5   $        181.2   $          2.2    $        (93.3)   $         92.6
Comprehensive income:
   Net income                                           -                -                -               1.3               1.3
   Other comprehensive loss, net of tax:
        Net unrealized loss on
          securities ($(1.3) pretax)                    -                -             (1.0)                -              (1.0)
                                                                                                                 --------------
   Comprehensive income                                                                                                     0.3
                                           --------------   --------------   --------------    --------------    --------------
Balance at March 31, 2004                  $          2.5   $        181.2   $          1.2    $        (92.0)   $         92.9
                                           ==============   ==============   ==============    ==============    ==============
Balance at December 31, 2004               $          2.5   $        181.2   $            -    $        (87.4)   $         96.3
Comprehensive loss:
   Net income                                           -                -                -               0.6               0.6
   Other comprehensive loss, net of tax:
        Net unrealized loss on
          securities ($(1.9) pretax)                    -                -             (1.5)                -              (1.5)
                                                                                                                 --------------
   Comprehensive loss                                                                                                      (0.9)
                                           --------------   --------------   --------------    --------------    --------------
Balance at March 31, 2005                  $          2.5   $        181.2   $         (1.5)   $        (86.8)   $         95.4
                                           ==============   ==============   ==============    ==============    ==============

   THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE FINANCIAL STATEMENTS.

                        ING INSURANCE COMPANY OF AMERICA
      (A WHOLLY-OWNED SUBSIDIARY OF ING LIFE INSURANCE AND ANNUITY COMPANY)


                       CONDENSED STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                                  (In millions)

                                                                 THREE MONTHS ENDED MARCH 31,
                                                                    2005              2004
                                                               --------------    --------------
                                                                                   (RESTATED)
Net cash provided by operating activities                      $          5.8    $          7.4

Cash Flows from Investing Activities:
  Proceeds from the sale, maturity, or redemption of:                    19.2              75.6
    Fixed maturities, available-for-sale
  Acquisition of:
    Fixed maturities, available-for-sale                                (22.7)            (74.2)
                                                               --------------    --------------
Net cash (used in) provided by investing activities                      (3.5)              1.4
Cash Flows from Financing Activities:
  Deposits for investment contracts                                       0.8               0.7
  Maturities and withdrawals from investment contracts                   (6.8)             (6.8)
  Short-term borrowings                                                   6.5                 -
                                                               --------------    --------------
Net cash (used in) provided by financing activities                       0.5              (6.1)
                                                               --------------    --------------
Net increase in cash and cash equivalents                                 2.8               2.7
Cash and cash equivalents, beginning of period                           11.4               4.8
                                                               --------------    --------------
Cash and cash equivalents, end of period                       $         14.2    $          7.5
                                                               ==============    ==============

   THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE FINANCIAL STATEMENTS.

ING INSURANCE COMPANY OF AMERICA
(A WHOLLY-OWNED SUBSIDIARY OF ING LIFE INSURANCE AND ANNUITY COMPANY) NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED)
(Dollar amounts in millions, unless otherwise stated)

1.   ORGANIZATIONAL AND SIGNIFICANT ACCOUNTING POLICIES

     BASIS OF PRESENTATION

     ING Insurance Company of America ("IICA" or the "Company"), a stock life insurance company domiciled in the state of Florida, is a provider of financial services in the United States. The Company is a wholly-owned subsidiary of ING Life Insurance and Annuity Company ("ILIAC"). ILIAC is a direct wholly-owned subsidiary of Lion Connecticut Holdings Inc. ("Lion" or "Parent"), which in turn is an indirect wholly-owned subsidiary of ING Groep N.V. ("ING"). ING is a global financial services company based in The Netherlands, with American Depository Shares listed on the New York Stock Exchange under the symbol "ING".

     The condensed financial statements and notes as of March 31, 2005 and December 31, 2004 and for the three month periods ended March 31, 2005 and 2004 ("interim periods") have been prepared in accordance with generally accepted accounting principles in the United States and are unaudited. The condensed financial statements reflect all adjustments (consisting only of normal recurring accruals) which are, in the opinion of management, necessary for the fair presentation of the financial position, results of operations and cash flows for the interim periods. These condensed financial statements and notes should be read in conjunction with the financial statements and related notes as presented in the Company's 2004 Annual Report on Form 10-K. The results of operations for the interim periods may not be considered indicative of results to be expected for the full year.

     DESCRIPTION OF BUSINESS

     The Company principally offers variable annuity contracts in the retail market to individuals, in the education market to individuals on a qualified and non-qualified basis, and to employer-sponsored retirement plans qualified under Internal Revenue Code Sections 401, 403, and 408. The Company's products are generally distributed through a managed network of broker/dealers and dedicated career agents.

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

ING INSURANCE COMPANY OF AMERICA
(A WHOLLY-OWNED SUBSIDIARY OF ING LIFE INSURANCE AND ANNUITY COMPANY) NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED)
(Dollar amounts in millions, unless otherwise stated)


     SIGNIFICANT ACCOUNTING POLICIES

     For a description of significant accounting policies, see Note 1 to the Financial Statements included in the Company's 2004 Annual Report on Form 10-K.

2.   VALUE OF BUSINESS ACQUIRED

     Value of business acquired ("VOBA") represents the outstanding value of in force business capitalized and is subject to amortization in purchase accounting when the Company was acquired. The value is based on the present value of estimated net cash flows embedded in the Company's contracts.

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

     Activity for the three months ended March 31, 2005 and 2004 within VOBA was as follows:

                                                                         2004
                                                                    --------------
     Balance at December 31, 2003                                   $         31.6
       Adjustment for FAS No. 115                                             (0.4)
       Additions                                                                 -
       Interest accrued at 5% - 9%                                             0.4
       Amortization                                                           (1.5)
                                                                    --------------
     Balance at March 31, 2004                                      $         30.1
                                                                    ==============

                                                                          2005
                                                                    --------------
     Balance at December 31, 2004                                   $         28.2
       Adjustment for FAS No. 115                                                -
       Additions                                                               0.4
       Interest accrued at 5%                                                  0.4
       Amortization                                                           (1.0)
                                                                    --------------
     Balance at March 31, 2005                                      $         28.0
                                                                    ==============

     Deferred policy acquisition costs ("DAC") represents policy acquisition costs that have been capitalized and are subject to amortization. Such costs consist principally of certain commissions, underwriting, contract issuance, and agency expenses, related to the

ING INSURANCE COMPANY OF AMERICA
(A WHOLLY-OWNED SUBSIDIARY OF ING LIFE INSURANCE AND ANNUITY COMPANY) NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED)
(Dollar amounts in millions, unless otherwise stated)


     production of new and renewal business. DAC, in the amount of $1.0 and $0.9 as of March 31, 2005 and December 31, 2004, is included in other assets on the Balance Sheets and the related amortization is included in VOBA amortization.

3.   INCOME TAXES

     The Company's effective tax rates for the three months ended March 31, 2005 and 2004 were 25.0% and 27.8%, respectively. The effective rate differs from the expected rate primarily due to the benefit from the dividends received deduction. The decrease in the effective rate is primarily due to a decrease in the pretax income relative to the amount allowed for the dividends received relative to the change in pre-tax income.

4.   FINANCING AGREEMENTS

     The Company maintains a revolving loan agreement with SunTrust Bank ("the Bank"). Under this agreement, which expires July 30, 2005, the Company can borrow up to $30.0 from the Bank. Interest on any company borrowing accrues at an annual rate equal to (1) the cost of funds for the Bank for the period applicable for the advance plus .225% or (2) a rate quoted by the Bank to the Company for the borrowing. Under this agreement, the Company incurred minimal interest expense for the three months ended March 31, 2005 and 2004, respectively. At March 31, 2005, the Company had an outstanding balance of $6.5 with the Bank and no outstanding balance as of December 31, 2004. The outstanding balance of $6.5 at March 31, 2005 was repaid on April 1, 2005.

5.   COMMITMENTS AND CONTINGENT LIABILITIES

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

ING INSURANCE COMPANY OF AMERICA
(A WHOLLY-OWNED SUBSIDIARY OF ING LIFE INSURANCE AND ANNUITY COMPANY) NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED)
(Dollar amounts in millions, unless otherwise stated)


6.   ACCUMULATED OTHER COMPREHENSIVE INCOME

     The components of accumulated other comprehensive income (loss) as of March 31, 2005 and 2004, were as follows:

                                                                         2005              2004
                                                                    --------------    --------------
     Net unrealized capital gains (losses):
       Fixed maturities                                             $         (1.8)   $          4.1
       Other                                                                  (0.1)             (2.2)
                                                                    --------------    --------------
     Subtotal                                                                 (1.9)              1.9
     Less: deferred income taxes                                              (0.4)              0.7
                                                                    --------------    --------------
     Net accumulated other comprehensive income                     $         (1.5)   $          1.2
                                                                    ==============    ==============

     Net unrealized capital gains (losses) allocated to experience-rated contracts of $1.5 and $5.1, at March 31, 2005 and 2004, respectively, are reflected on the Condensed Balance Sheets in future policy benefits and claim reserves and are not included in shareholder's equity.

     Changes in accumulated other comprehensive income related to changes in net unrealized gains (losses) on securities, including securities pledged and excluding those related to experience-rated contractowners, were as follows:

                                                                      THREE MONTHS ENDED MARCH 31,
                                                                        2005               2004
                                                                    --------------    --------------
     Unrealized holding losses arising during the year (1)          $         (1.4)   $         (0.5)
     Less: reclassification adjustment for gains
       and other items included in net income (2)                              0.1               0.5
                                                                    --------------    --------------
     Net unrealized losses on securities                            $         (1.5)   $         (1.0)
                                                                    ==============    ==============

     (1) Pretax unrealized holding (losses) were $(1.8) and $(0.6), for the three months ended March 31, 2005 and 2004, respectively.

     (2) Pretax reclassification adjustments for gains and other items included in net income were $0.1 and $0.7, for the three months ended March 31, 2005 and 2004, respectively.

ING INSURANCE COMPANY OF AMERICA
(A WHOLLY-OWNED SUBSIDIARY OF ING LIFE INSURANCE AND ANNUITY COMPANY) NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED)
(Dollar amounts in millions, unless otherwise stated)


7.   RECLASSIFICATIONS AND CHANGES TO PRIOR YEAR PRESENTATION

     During 2005, certain changes were made to the Statements of Cash Flows for the three months ended March 31, 2004, to reflect the correct balances, primarily related to interest credited to contractowners for investment type contracts. As a result of these adjustments, we have labeled the Statements of Cash Flows for the three months ended March 31, 2004 as restated. The following summarizes the adjustments:

                                                              PREVIOUSLY
                                                               REPORTED     ADJUSTMENT     RESTATED
                                                              ----------    ----------    ----------
     THREE MONTHS ENDED 3/31/2004
       Net cash provided by (used for) operating              $      1.3    $      6.1    $     7.4
       Net cash provided by (used for) financing activities            -          (6.1)        (6.1)

ITEM 2. MANAGEMENT'S NARRATIVE ANALYSIS OF THE RESULTS OF OPERATIONS AND FINANCIAL CONDITION
          (Dollar amounts in millions, unless otherwise stated)

          OVERVIEW

          The following narrative analysis of the results of operations presents a review of ING Insurance Company of America ("IICA" or the "Company") for the three month periods ended March 31, 2005 and 2004 and financial condition as of March 31, 2005 and December 31, 2004. This review should be read in its entirety and in conjunction with the condensed financial statements and related notes, which can be found under Part I, Item 1 contained herein, as well as the "Management's Narrative Analysis of the Results of Operations and Financial Condition" section contained in the Company's 2004 Annual Report on Form 10-K.

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

          CRITICAL ACCOUNTING POLICIES

          There have been no material changes to the Company's critical accounting policies since the filing of the Company's 2004 Form 10-K Annual Report.

          RESULTS OF OPERATIONS

          NET INCOME: Net income decreased by $0.7 to $0.6 for the three months ended March 31, 2005, as compared to $1.3 for the three months ended March 31, 2004. Decreased net income is primarily the result of a decline in realized capital gains and an increase in interest credited and other benefits to contractowners, partially offset by lower VOBA amortization.

          NET INVESTMENT INCOME: Net investment income from General Account assets decreased $0.2 to $2.2 for the three months ended March 31, 2005 from $2.4 for the three months ended March 31, 2004. The decrease is primarily due to a slight decrease in average fixed annuity account values.

          NET REALIZED CAPITAL GAINS (LOSSES): Net realized capital gains for the three months ended March 31, 2005 was $0.0 compared to $0.4 for the three months ended March 31, 2004. The reduction in net realized capital gains was impacted by the increasing interest rate environment in 2005 that negatively effected the market value of fixed maturities and led to lower realized capital gains upon sale.

          INTEREST CREDITED AND OTHER BENEFITS TO CONTRACTOWNERS: Interest credited and other benefits to contractowners for the three months ended March 31, 2005 increased $0.9 to $2.1 from $1.2 for the three months ended March 31, 2004. The increase in interest credited and other benefits to contractowners is primarily driven by a $0.8 decrease to ceded benefit reserves.

          AMORTIZATION OF VOBA: Amortization of VOBA for the three months ended March 31, 2005, decreased by $0.5 to $0.7 from $1.2 for the three months ended March 31, 2004. Amortization of VOBA for long-duration products is recorded in proportion to actual and estimated future gross profits. The decrease in amortization is due to lower actual gross profits in the current period, resulting primarily from the decrease in net realized capital gains and increase in death benefit expense.

          INCOME TAX EXPENSE (BENEFIT): Income tax expense decreased by $0.3 to $0.2 for the three months ended March 31, 2005 from $0.5 for the three months ended March 31, 2004. The decrease is primarily due to the decrease in pre-tax income and a decrease in effective rates primarily resulting from an increase in the deduction allowed for dividends received relative to the change in pre-tax income.

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

          PORTFOLIO COMPOSITION

          Fixed maturities, including securities pledged, of $185.0 and $185.2 at March 31, 2005 and December 31, 2004, represent 100% of the investment portfolio.

          FIXED MATURITIES

          Fixed maturities available-for-sale as of March 31, 2005, were as follows:

                                                                          GROSS            GROSS
                                                        AMORTIZED       UNREALIZED       UNREALIZED         FAIR
                                                          COST            GAINS            LOSSES           VALUE
                                                     --------------   --------------   --------------   --------------
          Fixed maturities:
          U.S. government and government
            agencies and authorities                 $         57.9   $          0.1   $          1.6   $         56.4

          U.S. corporate securities:
            Public utilities                                    9.8              0.2              0.2              9.8
            Other corporate securities                         57.0              1.7              0.9             57.8
                                                     --------------   --------------   --------------   --------------
          Total U.S. corporate securities                      66.8              1.9              1.1             67.6
                                                     --------------   --------------   --------------   --------------

          Foreign securities                                    6.3              0.4                -              6.7
          Residential mortgage-backed securities               31.2              0.1              0.6             30.7
          Commercial mortgage-backed securities                 9.0              0.4              0.1              9.3
          Other asset-backed securities                        14.1              0.3              0.1             14.3
                                                     --------------   --------------   --------------   --------------

          Total fixed maturities including fixed
             maturities, pledged to creditors                 185.3              3.2              3.5            185.0
          Less: fixed maturities pledged                       28.2                -              0.8             27.4
                                                     --------------   --------------   --------------   --------------
          Fixed maturities                           $        157.1   $          3.2   $          2.7   $        157.6
                                                     ==============   ==============   ==============   ==============

          Fixed maturities available-for-sale as of December 31, 2004, were as follows:

                                                                          GROSS            GROSS
                                                       AMORTIZED        UNREALIZED       UNREALIZED         FAIR
                                                         COST             GAINS            LOSSES           VALUE
                                                     --------------   --------------   --------------   --------------
          Fixed maturities:
          U.S. government and government
            agencies and authorities                 $         47.2   $          0.2   $          0.4   $         47.0

          U.S. corporate securities:
            Public utilities                                    9.8              0.3              0.1             10.0
            Other corporate securities                         64.3              2.5              0.3             66.5
                                                     --------------   --------------   --------------   --------------
          Total U.S. corporate securities                      74.1              2.8              0.4             76.5
                                                     --------------   --------------   --------------   --------------

          Foreign securities                                    6.6              0.5                -              7.1
          Residential mortgage-backed securities               30.6              0.1              0.3             30.4
          Commercial mortgage-backed securities                 9.2              0.5              0.1              9.6
          Other asset-backed securities                        14.2              0.4                -             14.6
                                                     --------------   --------------   --------------   --------------

          Total fixed maturities including fixed
            maturities, pledged to creditors                  181.9              4.5              1.2            185.2
          Less: fixed maturities pledged to creditors          20.4                -              0.2             20.2
                                                     --------------   --------------   --------------   --------------
          Fixed maturities                           $        161.5   $          4.5   $          1.0   $        165.0
                                                     ==============   ==============   ==============   ==============

          It is management's objective that the portfolio of fixed maturities be of high quality and be well diversified by market sector. The fixed maturities in the Company's portfolio are generally rated by external rating agencies and, if not externally rated, are rated by the Company on a basis believed to be similar to that used by the rating agencies. The average quality rating of the Company's fixed maturities portfolio was AA at March 31, 2005 and December 31, 2004. Ratings are calculated using a rating hierarchy that considers S&P, Moody's, and internal ratings.

          Total fixed maturities by quality rating category, including fixed maturities pledged to creditors, were as follows at March 31, 2005 and December 31, 2004:

                                                                  2005                               2004
                                                     -------------------------------    -------------------------------
                                                          FAIR            % OF               FAIR            % OF
                                                          VALUE           TOTAL              VALUE           TOTAL
                                                     --------------   --------------    --------------   --------------
          AAA                                        $        104.0             56.2%   $         99.7             53.8%
          AA                                                    5.1              2.8%              5.9              3.2%
          A                                                    43.5             23.5%             46.2             24.9%
          BBB                                                  28.2             15.2%             29.0             15.7%
          BB                                                    4.2              2.3%              4.4              2.4%
                                                     --------------   --------------    --------------   --------------
          Total                                      $        185.0            100.0%   $        185.2            100.0%
                                                     ==============   ==============    ==============   ==============

          97.7% and 97.6% of fixed maturities were invested in securities rated BBB and above (Investment Grade) at March 31, 2005 and December 31, 2004, respectively.

          Fixed maturities rated BB and below (Below Investment Grade) may have speculative characteristics, and changes in economic conditions or other circumstances are more likely to lead to a weakened capacity of the issuer to make principal and interest payments than is the case with higher rated fixed maturities.

          Total fixed maturities by market sector, including fixed maturities pledged to creditors, were as follows, at March 31, 2005 and December 31, 2004:

                                                                  2005                               2004
                                                     -------------------------------    -------------------------------
                                                          FAIR            % OF               FAIR            % OF
                                                          VALUE           TOTAL              VALUE           TOTAL
                                                     --------------   --------------    --------------   --------------
          U.S. Corporate                             $         67.6             36.6%   $         76.5             41.3%
          Residential Mortgage-backed                          30.7             16.6%             30.4             16.4%
          U.S. Treasuries/Agencies                             56.4             30.5%             47.0             25.4%
          Asset-backed                                         14.3              7.7%             14.6              7.9%
          Commercial/Multifamily Mortgage-backed                9.3              5.0%              9.6              5.2%
          Foreign(1)                                            6.7              3.6%              7.1              3.8%
                                                     --------------   --------------    --------------   --------------
          Total                                      $        185.0            100.0%   $        185.2            100.0%
                                                     ==============   ==============    ==============   ==============

          (1) Primarily U.S. dollar denominated

          The Company did not have any investments in a single issuer, other than obligations of the U.S. government, with a carrying value in excess of 10% of the Company's shareholder's equity at March 31, 2005.

          UNREALIZED LOSSES

          Unrealized losses related to fixed maturities are analyzed in detail in the following tables.

          Fixed maturities, including securities pledged to creditors, in unrealized loss positions for Investment Grade ("IG") and Below Investment Grade ("BIG") securities by duration were as follows at December March 31, 2005 and December 31, 2004:

                                                               2005                                       2004
                                            -----------------------------------------   -----------------------------------------
                                                       % OF IG               % OF IG               % OF IG               % OF IG
                                               IG      AND BIG      BIG      AND BIG       IG      AND BIG      BIG      AND BIG
                                            --------   --------   --------   --------   --------   --------   --------   --------
          Less than six months below
             amortized cost                 $    2.2       62.9%  $      -        0.0%  $    0.5       41.7%  $      -*       0.0%
          More than six months
             and less than twelve
             months below amortized cost         0.5       14.3%         -*       0.0%       0.3       25.0%         -        0.0%
          More than twelve months
             below amortized cost                0.8       22.8%         -        0.0%       0.4       33.3%         -        0.0%
                                            --------   --------   --------   --------   --------   --------   --------   --------
          Total unrealized loss             $    3.5      100.0%  $      -        0.0%  $    1.2      100.0%  $      -        0.0%
                                            ========   ========   ========   ========   ========   ========   ========   ========

          * Less than $0.1

          Unrealized losses at March 31, 2005 were primarily related to interest rate movement or spread widening for other than credit-related reasons and to securities under the guidance prescribed by Emerging Issues Task Force ("EITF") Issue No. 99-20, "Recognition of Interest Income and Impairment on Purchased and Retained Beneficial Interests in Securitized Financial Assets". Securities affected by EITF Issue No. 99-20 include U.S. government backed securities, principal protected securities, and structured securities, which did not have an adverse change in cash flows. The following table summarizes the unrealized losses by duration and reason, along with the carrying amount of securities with unrealized losses at March 31, 2005:

                                                                        MORE THAN
                                                                        SIX MONTHS
                                                       LESS THAN       AND LESS THAN     MORE THAN
                                                       SIX MONTHS      TWELVE MONTHS   TWELVE MONTHS
                                                     --------------   --------------   --------------
          Interest rate or spread widening           $          2.0   $          0.5   $          0.1
          EITF Issue No. 99-20                                  0.2                -              0.7
                                                     --------------   --------------   --------------
          Total unrealized loss                      $          2.2   $          0.5   $          0.8
                                                     ==============   ==============   ==============
          Carrying amount                            $         12.2   $          2.0   $         19.7
                                                     ==============   ==============   ==============

          Fixed maturities, including securities pledged to creditors, in unrealized loss positions by market sector and duration were as follows at March 31, 2005:

                                                                    COMMERCIAL/
                                                     RESIDENTIAL    MULTI-FAMILY       U.S.
                                            U.S.      MORTGAGE-      MORTGAGE-      TREASURIES/    ASSET-
                                         CORPORATE     BACKED         BACKED         AGENCIES      BACKED       TOTAL
                                         ---------   ------------   ------------   ------------   ---------   ---------
          Less than six months below
            amortized cost               $     0.4   $        0.2   $          -   $        1.5   $     0.1   $     2.2
          More than six month and
            less than twelve months
            below amortized cost               0.5              -              -              -           -         0.5
          More than twelve months
            below amortized cost               0.1            0.5            0.2              -           -         0.8
                                         ---------   ------------   ------------   ------------   ---------   ---------
          Total unrealized loss          $     1.0   $        0.7   $        0.2   $        1.5   $     0.1   $     3.5
                                         =========   ============   ============   ============   =========   =========

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

          In addition, the Company invests in structured securities that meet the criteria of EITF Issue No. 99-20. Under EITF Issue No. 99-20, a determination of the required impairment is based on credit risk and the possibility of significant prepayment risk that restricts the Company's ability to recover the investment. An impairment is recognized if the fair value of the security is less than amortized cost and there has been an adverse change in cash flow since the last remeasurement date.

          When a decline in fair value is determined to be other-than-temporary, the individual security is written down to fair value and the loss accounted for as a realized loss. The Company had no other-than-temporary impairments for the three months ended March 31, 2005 and 2004.

          NET REALIZED CAPITAL GAINS AND LOSSES

          Net realized capital gains (losses) are comprised of the difference between the carrying value of investments and proceeds from sale, maturity, and redemption, as well as losses incurred due to the impairment of investments. There were no net realized capital gains for the period ending March 31, 2005. Net capital gains of $0.4 (after tax $0.3) were realized in the period ending March 31, 2004.

          Net realized capital gains (losses) allocated to experience-rated contracts of ($38.5) thousand and $0.3 for the three months ended March 31, 2005 and 2004, respectively, were deducted from net realized capital gains and an offsetting amount was reflected in future policy benefits and claim reserves on the Consolidated Balance Sheets. Net unamortized realized gains allocated to experience rated contractowners were $1.2 and $1.4 at March 31, 2005 and December 31, 2004, respectively.

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

          The Company's liquidity position is managed by maintaining adequate levels of liquid assets, such as cash or cash equivalents and short-term investments. Asset/liability management is integrated into many aspects of the Company's operations, including investment decisions, product development, and determination of crediting rates. As part of the risk management process, different economic scenarios are modeled, including cash flow testing required for insurance regulatory purposes, to determine that existing assets are adequate to meet projected liability cash flows. Key variables in the modeling process include interest rates, anticipated contractowner behavior, and variable separate account performance. Contractowners bear the investment risk related to variable insurance products, subject, in limited cases, to certain minimum guaranteed rates.

          The fixed account liabilities are supported by a portfolio composed of fixed rate investments that can generate predictable, steady rates of return. The portfolio management strategy for the fixed account considers the assets available-for-sale. This enables the Company to respond to changes in market interest rates, changes in prepayment risk, changes in relative values of asset sectors and individual securities and loans, changes in credit quality outlook, and other relevant factors. The objective of portfolio management is to maximize returns, taking into account interest rate and credit risk, as well as other risks. The Company's asset/liability management discipline includes strategies to minimize exposure to loss as interest rates and economic and market conditions change.

          The Company has entered into agreements with ILIAC under which ILIAC has agreed to cause the Company to have sufficient capital to meet certain capital and surplus levels.

          Additional sources of liquidity include borrowing facilities to meet short-term cash requirements. The Company maintains a reciprocal loan agreement with ING America Insurance Holdings, Inc. ("ING AIH"), an affiliate of the Company, whereby either party can borrow from the other up to 0.5% of IICA's statutory admitted assets as of the prior December 31. IICA also maintains a $30.0 revolving loan agreement with SunTrust Bank and a $30.0 revolving loan agreement with the Bank of New York. The Company had an outstanding balance with SunTrust Bank of $6.5 as of March 31, 2005, which was repaid on April 1, 2005, and no outstanding balance as of December 31, 2004. Management believes that these sources of liquidity are adequate to meet the Company's short-term cash obligations.

          CAPITAL CONTRIBUTIONS AND DIVIDENDS

          The Company did not pay dividends to its parent or receive capital contributions from its parent during the three months ended March 31, 2005 and 2004.

          LEGISLATIVE INITIATIVES

          Legislative proposals which have been or are being considered by Congress include repealing the estate tax, reducing the taxation on annuity benefits, changing the tax treatment of insurance products relative to other financial products, and changing life insurance company taxation. Some of these proposals, if enacted, could have a material effect on life insurance, annuity and other retirement savings product sales. The President has also established an advisory panel to study reform of the Internal Revenue Code. The panel is scheduled to report its findings and make recommendations to the Secretary of Treasury by the end of July, 2005. The recommendations of this panel, if enacted by Congress, could affect the tax treatment of insurance companies and products. Legislation to restructure the Social Security System and expand private pension plan incentives also may be considered. Prospects for enactment and the ultimate effect of these proposals are uncertain.

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

PART II.  OTHER INFORMATION

ITEM 1.   LEGAL PROCEEDINGS

          The Company is a party to threatened or pending lawsuits/arbitrations arising from the normal conduct of business. Due to the climate in insurance and business litigation/arbitrations, suits against the Company sometimes include claims for substantial compensatory, consequential or punitive damages and other types of relief. Moreover, certain claims are asserted as class actions, purporting to represent a group of similarly situated individuals. While it is not possible to forecast the outcome of such lawsuits/arbitrations, in light of existing insurance, reinsurance and established reserves, it is the opinion of management that the disposition of such lawsuits/arbitrations will not have a materially adverse effect on the Company's operations or financial position.

          As with many financial services companies, the Company and its affiliates have received informal and formal requests for information from various state and federal governmental agencies and self-regulatory organizations in connection with inquiries and investigations of the products and practices of the financial services industry. In each case, the Company and its affiliates have been and are providing full cooperation. This discussion should be read in conjunction with the "Other Regulatory Matters" section of "Management's Narrative Analysis of the Results of Operations and Financial Condition" included in the Company's 2004 Form 10-K Annual Report.

ITEM 6.   EXHIBITS

          3.(i) Articles of Incorporation, as restated January 1, 2002, incorporated by reference to the Registrant's Form 10-K, as filed with the SEC on March 28, 2002 (File No. 33-81010).

          (ii)   By-Laws, as amended and restated effective January 1, 2005.

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


                          ING INSURANCE COMPANY OF AMERICA
                          --------------------------------
                                    (Registrant)


May 12, 2005              By   /s/ David A. Wheat
-------------                  -------------------------------------------------
   (Date)                        David A. Wheat
                                 Director, Senior Vice President and
                                  Chief Financial Officer
                                (Duly Authorized Officer and Principal Financial
                                  Officer)