Form 10-Q
period 2005-06-30
ING INSURANCE CO  OF AMERICA
filed 2005-08-12
CIK 925988

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2005

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

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 25,500 shares of Common Stock as of August 11, 2005, all of which were directly owned by ING Life Insurance and Annuity Company.

NOTE:  WHEREAS ING INSURANCE COMPANY OF AMERICA MEETS THE CONDITIONS SET FORTH IN GENERAL INSTRUCTION H(1)(a) AND (b) OF FORM 10Q, THIS FORM IS BEING FILED WITH THE REDUCED DISCLOSURE FORMAT PURSUANT TO GENERAL INSTRUCTION H(2).

ING INSURANCE COMPANY OF AMERICA

(A wholly-owned subsidiary of ING Life Insurance and Annuity Company)

Form 10-Q for period ended June 30, 2005

ING Insurance Company of America

(A wholly-owned subsidiary of ING Life Insurance and Annuity Company)

PART I.  FINANCIAL INFORMATION (UNAUDITED)

Item 1.    Financial Statements

Condensed Statements of Operations

(Unaudited)

(In millions)

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004
Revenues:
Net investment income	$1.9	$2.5	$4.1	$4.9
Fee income	2.3	2.1	4.5	4.2
Net realized capital (losses) gains	(0.7)	(0.2)	(0.7)	0.2
Total revenue	3.5	4.4	7.9	9.3
Benefits and expenses:
Interest credited and other benefits to contractowners	1.1	1.2	3.2	2.3
Operating expenses	0.8	0.6	1.6	1.4
Amortization of value of business acquired	1.4	1.4	2.1	2.6
Total benefits and expenses	3.3	3.2	6.9	6.3
Income before income taxes	0.2	1.2	1.0	3.0
Income tax expense	—	0.4	0.2	0.9
Net income	$0.2	$0.8	$0.8	$2.1

The accompanying notes are an integral part of these financial statements.

ING Insurance Company of America

(A wholly-owned subsidiary of ING Life Insurance and Annuity Company)

Condensed Balance Sheets

(In millions, except share data)

	As of	As of
	June 30,	December 31,
	2005	2004
	(Unaudited)
Assets
Investments:
Fixed maturities, available-for-sale, at fair value (amortized cost of $148.6 at 2005 and $161.5 at 2004)	$150.1	$165.0
Securities pledged (amortized cost of $3.7 at 2005 and $20.4 at 2004)	3.7	20.2
Total investments	153.8	185.2
Cash and cash equivalents	32.5	11.4
Short-term investments under securities loan agreement	3.7	20.8
Receivables for securities sold	6.2	—
Value of business acquired	26.6	28.2
Other assets	3.6	4.9
Assets held in separate accounts	484.7	540.3
Total assets	$711.1	$790.8

Liabilities and Shareholder’s Equity
Future policy benefits and claim reserves	$111.6	$123.0
Payables for securities	1.6	—
Payables under securities loan agreement	3.7	20.8
Due to affiliates	1.6	0.7
Current income taxes	2.2	0.1
Deferred income taxes	7.9	8.0
Other liabilities	0.7	1.6
Liabilities related to separate accounts	484.7	540.3
Total liabilities	614.0	694.5

Shareholder’s equity:
Common stock (35,000 shares authorized; 25,500 issued and outstanding; $100 per share value)	2.5	2.5
Additional paid-in capital	181.2	181.2
Accumulated other comprehensive income (loss)	—	—
Retained earnings (deficit)	(86.6)	(87.4)
Total shareholder’s equity	97.1	96.3
Total liabilities and shareholder’s equity	$711.1	$790.8

The accompanying notes are an integral part of these financial statements.

ING Insurance Company of America

(A wholly-owned subsidiary of ING Life Insurance and Annuity Company)

Condensed Statements of Changes in Shareholder’s Equity

(Unaudited)

(In millions)

			Accumulated
		Additional	Other	Retained	Total
	Common	Paid-In	Comprehensive	Earnings	Shareholder’s
	Stock	Capital	Income (Loss)	(Deficit)	Equity
Balance at December 31, 2003	$2.5	$181.2	$2.2	$(93.3)	$92.6
Comprehensive loss:
Net income				2.1	2.1
Other comprehensive loss, net of tax:
Net unrealized loss on securities ($(3.7) pretax)			(2.5)		(2.5)
Total comprehensive loss					(0.4)
Balance at June 30, 2004	$2.5	$181.2	$(0.3)	$(91.2)	$92.2

Balance at December 31, 2004	$2.5	$181.2	$—	$(87.4)	$96.3
Comprehensive income:
Net income				0.8	0.8
Other comprehensive income, net of tax:
Net unrealized income on securities ($0.3 pretax)			—		—
Total comprehensive income					0.8
Balance at June 30, 2005	$2.5	$181.2	$—	$(86.6)	$97.1

The accompanying notes are an integral part of these financial statements.

ING Insurance Company of America

(A wholly-owned subsidiary of ING Life Insurance and Annuity Company)

Condensed Statements of Cash Flows

(Unaudited)

(In millions)

	Six Months Ended June 30,
	2005	2004
		(Restated)
Net cash provided by operating activities	$7.3	$8.6

Cash Flows from Investing Activities:
Proceeds from the sale, maturity, or redemption of:
Fixed maturities, available-for-sale	128.1	133.9
Acquisition of:
Fixed maturities, available-for-sale	(102.6)	(125.7)
Net cash provided by investing activities	25.5	8.2

Cash Flows from Financing Activities:
Deposits received for investment contracts	2.3	1.5
Maturities and withdrawals from investment contracts	(14.0)	(15.2)
Net cash used for financing activities	(11.7)	(13.7)
Net increase in cash and cash equivalents	21.1	3.1
Cash and cash equivalents, beginning of period	11.4	4.8
Cash and cash equivalents, end of period	$32.5	$7.9

The accompanying notes are an integral part of these financial statements.

ING Insurance Company of America

(A wholly-owned subsidiary of ING Life Insurance and Annuity Company)

Notes to Condensed Financial Statements (Unaudited)

(Dollar amounts in millions, unless otherwise stated)

1.                                      Organizational and Significant Accounting Policies

Basis of Presentation

ING Insurance Company of America (“IICA” or the “Company,” as appropriate) is a stock life insurance company domiciled in the state of Florida and provides financial products and services in the United States.  IICA is authorized to conduct its insurance business in the District of Columbia and all states except New York.

The Company is a wholly-owned subsidiary of ING Life Insurance and Annuity Company (“ILIAC”).  ILIAC is a direct, wholly-owned subsidiary of Lion Connecticut Holdings Inc. (“Lion” or “Parent”), which is an indirect, wholly-owned subsidiary of ING Groep N.V. (“ING”).  ING is a global financial services holding company based in The Netherlands, with American Depository Shares listed on the New York Stock Exchange under the symbol “ING”.

The condensed financial statements and notes as of June 30, 2005 and December 31, 2004, and for the three and six month periods ended June 30, 2005 and 2004 (“interim periods”), have been prepared in accordance with generally accepted accounting principles in the United States and are unaudited.

The condensed financial statements reflect all adjustments (consisting only of normal, recurring accruals) which are, in the opinion of management, necessary for the fair presentation of the financial position, results of operations, and cash flows for the interim periods.  These condensed financial statements and notes should be read in conjunction with the financial statements and related notes as presented in the Company’s 2004 Annual Report on Form 10-K.  The results of operations for the interim periods may not be considered indicative of results to be expected for the full year.

Description of Business

The Company principally offers variable annuity contracts in the retail market to individuals, in the education market to individuals on a qualified and non-qualified basis, and to employer-sponsored retirement plans qualified under Internal Revenue Code Sections 401, 403, and 408.  The Company’s products are generally distributed through a managed network of broker/dealers and dedicated career agents.

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

ING Insurance Company of America

(A wholly-owned subsidiary of ING Life Insurance and Annuity Company)

Notes to Condensed Financial Statements (Unaudited)

(Dollar amounts in millions, unless otherwise stated)

Reclassifications

Certain reclassifications have been made to prior year financial information to conform to the current year classifications (see footnote 7).

Significant Accounting Policies

For a description of significant accounting policies, see Note 1 to the Financial Statements included in the Company’s 2004 Annual Report on Form 10-K.

2.                                      Deferred Policy Acquisition Costs and Value of Business Acquired

Value of business acquired (“VOBA”) represents the outstanding value of in force business capitalized and is subject to amortization in purchase accounting when the Company was acquired.  The value is based on the present value of estimated net cash flows embedded in the Company’s contracts.

The amortization methodology used for VOBA varies by product type.  Universal life and investment-type products’, such as fixed and variable deferred annuities, VOBA is amortized, with interest, over the life of the related contracts (usually 25 years) in relation to the present value of estimated future gross profits from investment, mortality, and expense margins; asset-based fees, policy administration, and surrender charges; less policy maintenance fees and non-capitalized commissions, as well as realized gains and losses on investments.

Activity for the six months ended June 30, 2005 and 2004 within VOBA, was as follows:

	2005	2004
Balance at January 1	$28.2	31.6
Adjustment for FAS No. 115	0.2	1.0
Deferrals	—	—
Interest accrued at 5% to 7%	0.8	0.9
Amortization	(2.6)	(3.3)
Balance at June 30	$26.6	30.2

Deferred policy acquisition costs (“DAC”) represents policy acquisition costs that have been capitalized and are subject to amortization.  Such costs consist principally of certain commissions, underwriting, contract issuance, and agency expenses, related to the production of new and renewal business.  DAC, in the amount of $0.9 as of June 30, 2005 and December 31, 2004, respectively, is included in other assets on the Condensed Balance Sheets, and the related amortization is included in amortization of VOBA on the Condensed Statements of Operations.

ING Insurance Company of America

(A wholly-owned subsidiary of ING Life Insurance and Annuity Company)

Notes to Condensed Financial Statements (Unaudited)

(Dollar amounts in millions, unless otherwise stated)

3.                                      Income Taxes

The Company’s effective tax rates for the three months ended June 30, 2005 and 2004 were (18.6)% and 28.1%, respectively.  The Company’s effective tax rates for the six months ended June 30, 2005 and 2004 were 16.4% and 29.3%, respectively.  The effective rate differs from the statutory rate, and the decrease in the effective rate, are primarily due to a decrease in pretax income relative to the amount allowed for the dividends received deduction.

4.                                      Financing Agreements

The Company maintains an uncommitted revolving note facility with SunTrust Bank, Atlanta (“the Bank”) to meet short-term cash requirements that arise in the ordinary course of business.  Under this agreement, which is due on demand, the Company can borrow up to $30.0 from the Bank.  Interest on any borrowing accrues at a rate quoted by the Bank to the Company for the borrowing.  Under this agreement, the Company incurred minimal interest expense for the three and six month periods ended June 30, 2005 and 2004, respectively.  The Company had no outstanding balances payable to the Bank for the periods ended June 30, 2005 and December 31, 2004.

5.                                      Commitments and Contingent Liabilities

Commitments

At June 30, 2005 and December 31, 2004, the Company had no commitments or contingent liabilities.

Litigation

The Company is a party to threatened or pending lawsuits/arbitrations arising from the normal conduct of business.  Due to the climate in insurance and business litigation/arbitration, suits against the Company sometimes include claims for substantial compensatory, consequential, or punitive damages, and other types of relief.  Moreover, certain claims are asserted as class actions, purporting to represent a group of similarly situated individuals.  While it is not possible to forecast the outcome of such lawsuits/arbitrations, in light of existing insurance, reinsurance, and established reserves, it is the opinion of management that the disposition of such lawsuits/arbitrations will not have a materially adverse effect on the Company’s operations or financial position.

ING Insurance Company of America

(A wholly-owned subsidiary of ING Life Insurance and Annuity Company)

Notes to Condensed Financial Statements (Unaudited)

(Dollar amounts in millions, unless otherwise stated)

6.                                      Accumulated Other Comprehensive Income

Shareholder’s equity included the following components of accumulated other comprehensive income (loss) as of June 30:

	2005	2004
Net unrealized capital gains (losses):
Fixed maturities	$0.6	$0.3
DAC/VOBA	(0.4)	(0.7)
Subtotal	0.2	(0.4)
Less: deferred income taxes	0.2	(0.1)
Net accumulated other comprehensive income	$—	$(0.3)

Net unrealized capital gains (losses) allocated to experience-rated contracts of $0.9 and $2.1, at June 30, 2005 and 2004, respectively, are reflected on the Condensed Balance Sheets in future policy benefits and claim reserves and are not included in shareholder’s equity.

Changes in accumulated other comprehensive income related to changes in net unrealized gains (losses) on securities, including securities pledged and excluding those related to experience-rated contractowners, were as follows:

	Six Months Ended June 30,
	2005	2004
Unrealized holding losses arising during the period(1)	$—	$(2.0)
Less: reclassification adjustment for gains and other items included in net income(2)	—	0.5
Net unrealized losses on securities	$—	$(2.5)

(1)          Pretax unrealized holding gains (losses) arising during the period were $1.1 and $(3.0), for the six months ended June 30, 2005 and 2004, respectively.

(2)          Pretax reclassification adjustments for gains and other items included in net income were $0.8 and $0.7, for the six months ended June 30, 2005 and 2004, respectively.

7.                                      Reclassifications and Changes to Prior Year Presentation

During 2005, certain changes were made to the Condensed Statement of Cash Flows for the six months ended June 30, 2004, to reflect the correct balances, primarily related to interest credited to contractowners for investment type contracts.  As a result of these adjustments, the Company has labeled the Condensed Statement of Cash Flows for the six months ended June 30, 2004, as restated.  The following summarizes the adjustments:

	Previously
	Reported	Adjustment	Restated
Six Months Ended June 30, 2004
Net cash (used for) provided by operating	$(5.2)	$13.8	$8.6
Net cash provided by (used for) financing activities	0.1	(13.8)	(13.7)

Item 2.           Management’s Narrative Analysis of the Results of Operations and Financial Condition

(Dollar amounts in millions, unless otherwise stated)

Overview

The following narrative analysis presents a review of the results of operations of ING Insurance Company of America (“IICA” or the “Company”) for the three and six month periods ended June 30, 2005 and 2004, and of the financial condition as of June 30, 2005 and December 31, 2004.  This item should be read in its entirety and in conjunction with the condensed financial statements and related notes, which can be found under Part I, Item 1 contained herein, as well as the “Management’s Narrative Analysis of the Results of Operations and Financial Condition” section contained in the Company’s 2004 Annual Report on Form 10-K.

Forward-Looking Information/Risk Factors

In connection with the “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995, the Company cautions readers regarding certain forward-looking statements contained in this report and in any other statements made by, or on behalf of, the Company, whether or not in future filings with the Securities Exchange Commission (“SEC”). Forward-looking statements are statements not based on historical information and which relate to future operations, strategies, financial results, or other developments. Statements using verbs such as “expect,” “anticipate,” “believe” or words of similar import generally involve forward-looking statements. Without limiting the foregoing, forward-looking statements include statements which represent the Company’s beliefs concerning future levels of sales and redemptions of the Company’s products, investment spreads and yields, or the earnings and profitability of the Company’s activities.

Forward-looking statements are necessarily based on estimates and assumptions that are inherently subject to significant business, economic, and competitive uncertainties and contingencies, many of which are beyond the Company’s control and many of which are subject to change. These uncertainties and contingencies could cause actual results to differ materially from those expressed in any forward-looking statements made by, or on behalf of, the Company.  Whether or not actual results differ materially from forward-looking statements may depend on numerous foreseeable and unforeseeable developments. Some may be national in scope, such as general economic conditions, changes in tax law, and changes in interest rates. Some may be related to the insurance industry generally, such as pricing competition, regulatory developments, and industry consolidation. Others may relate to the Company specifically, such as litigation, regulatory action, and risks associated with the Company’s investment portfolio, such as changes in credit quality, price volatility, and liquidity. Investors are also directed to consider other risks and uncertainties discussed in documents filed by the Company with the SEC.  Except as may be required by the federal securities laws, the Company disclaims any obligation to update forward-looking information.

Critical Accounting Policies

There have been no material changes to the Company’s critical accounting policies since the filing of the Company’s 2004 Form 10-K Annual Report.

Results of Operations

Overview

The Company’s results of operations for the three and six months ended June 30, 2005, and changes therein, were primarily affected by decreasing assets under management (“AUM”), portfolio realignment, and interest credited and other benefits to contractowners.

Revenues

	Three Months Ended June 30,		$ Increase	% Increase
	2005	2004	(Decrease)	(Decrease)
Revenues:
Net investment income	$1.9	$2.5	$(0.6)	-24.0%
Fee income	2.3	2.1	0.2	9.5%
Net realized capital losses	(0.7)	(0.2)	(0.5)	NM
Total revenue	$3.5	$4.4	$(0.9)	-20.5%

	Six Months Ended June 30,		$ Increase	% Increase
	2005	2004	(Decrease)	(Decrease)
Revenues:
Net investment income	$4.1	$4.9	$(0.8)	-16.3%
Fee income	4.5	4.2	0.3	7.1%
Net realized capital (losses) gains	(0.7)	0.2	(0.9)	NM
Total revenue	$7.9	$9.3	$(1.4)	-15.1%

NM - Not meaningful.

The decrease in Total revenues for the three and six months ended June 30, 2005, was primarily due to changes in Net investment income, Net realized capital gains (losses) and Fee income.  The decrease in Net investment income for the three and six months ended June 30, 2005 is primarily due to lower investment yields experienced in 2005 and the decrease in average fixed maturities.  Fee income increased primarily due to higher management fee income associated with product charges for transfers and surrenders for the three and six months ended June 30, 2005.  During the three and six months ended June 30, 2005, Net realized capital gains (losses) decreased as the Company sold several fixed maturities in conjunction with its realignment of investments to more closely match its business needs.

Benefits and Expenses

	Three Months Ended June 30,		$ Increase	% Increase
	2005	2004	(Decrease)	(Decrease)
Benefits and expenses:
Interest credited and other benefits to contractowners	$1.1	$1.2	$(0.1)	-8.3%
Operating expenses	0.8	0.6	0.2	33.3%
Amortization of value of business acquired	1.4	1.4	—	0.0%
Total benefits and expenses	$3.3	$3.2	$0.1	3.1%

	Six Months Ended June 30,		$ Increase	% Increase
	2005	2004	(Decrease)	(Decrease)
Benefits and expenses:
Interest credited and other benefits to contractowners	$3.2	$2.3	$0.9	39.1%
Operating expenses	1.6	1.4	0.2	14.3%
Amortization of value of business acquired	2.1	2.6	(0.5)	-19.2%
Total benefits and expenses	$6.9	$6.3	$0.6	9.5%

Interest credited and other benefits to contractowners for the three months ended June 30, 2005 decreased due to the corresponding decrease in AUM while the six months ended June 30, 2005 fluctuated due to a decrease in ceded benefit reserves.

Operating expenses for the three and six months ended June 30, 2005, remained relatively constant between periods except for a release in the Company’s guaranty fund accrued liability for 2004.

Amortization of VOBA decreased for the six months ended June 30, 2005 mainly due to declining profits, resulting from decreases in net investment income and realized capital gains (losses).

Net Income and Taxes

	Three Months Ended June 30,		$ Increase	% Increase
	2005	2004	(Decrease)	(Decrease)
Net income and taxes:
Income before income taxes	$0.2	$1.2	$(1.0)	-83.3%
Income tax expense	—	0.4	(0.4)	-100.0%
Net income	$0.2	$0.8	$(0.6)	-75.0%

Effective tax rate	-18.6%	28.1%	NM	NM

	Six Months Ended June 30,		$ Increase	% Increase
	2005	2004	(Decrease)	(Decrease)
Net income and taxes:
Income before income taxes	$1.0	$3.0	$(2.0)	-66.7%
Income tax expense	0.2	0.9	(0.7)	-77.8%
Net income	$0.8	$2.1	$(1.3)	-61.9%

Effective tax rate	16.4%	29.3%	NM	-44.0%

NM - Not meaningful.

Income tax expense decreased for the three and six months ended June 30, 2005, primarily due to the overall decline in business operations.  The dividends received deduction contributes to the decrease in the effective tax rate.

Financial Condition

Investments

Investment Strategy

The Company’s investment strategy for its general account investments involves diversification by asset class, and seeks to add economic diversification and to reduce the risks of credit, liquidity, and embedded options within certain investment products, such as convexity risk on collateralized mortgage obligations and call options.  The investment management function is centralized under ING Investment Management LLC (“IIM”), an affiliate of the Company, pursuant to an investment advisory agreement.  Separate portfolios are established for each general type of product within the Company.

Portfolio Composition

Fixed maturities, including securities pledged, of $153.8 and $185.2 at June 30, 2005 and December 31, 2004, represent 100% of the investment portfolio.

Fixed Maturities

Fixed maturities available-for-sale as of June 30, 2005, were as follows:

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
Fixed maturities:
U.S. government and government agencies and authorities	$22.6	$0.2	$—	$22.8

U.S. corporate securities:
Public utilities	9.8	0.3	0.1	10.0
Other corporate securities	58.7	1.4	0.4	59.7
Total U.S. corporate securities	68.5	1.7	0.5	69.7

Foreign securities	4.8	0.2	—	5.0
Residential mortgage-backed securities	44.1	0.1	0.4	43.8
Commercial mortgage-backed securities	4.8	0.2	—	5.0
Other asset-backed securities	7.5	—	—	7.5

Total fixed maturities including fixed maturities pledged	152.3	2.4	0.9	153.8
Less: fixed maturities pledged	3.7	—	—	3.7

Fixed maturities	$148.6	$2.4	$0.9	150.1

Fixed maturities available-for-sale as of December 31, 2004, were as follows:

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
Fixed maturities:
U.S. government and government agencies and authorities	$47.2	$0.2	$0.4	$47.0

U.S. corporate securities:
Public utilities	9.8	0.3	0.1	10.0
Other corporate securities	64.3	2.5	0.3	66.5
Total U.S. corporate securities	74.1	2.8	0.4	76.5

Foreign securities	6.6	0.5	—	7.1
Residential mortgage-backed securities	30.6	0.1	0.3	30.4
Commercial mortgage-backed securities	9.2	0.5	0.1	9.6
Other asset-backed securities	14.2	0.4	—	14.6

Total fixed maturities, including fixed maturities pledged	181.9	4.5	1.2	185.2
Less: fixed maturities pledged	20.4	—	0.2	20.2

Fixed maturities	$161.5	$4.5	$1.0	$165.0

It is management’s objective that the portfolio of fixed maturities be of high quality and be well diversified by market sector.  The fixed maturities in the Company’s portfolio are generally rated by external rating agencies and, if not externally rated, are rated by the Company on a basis believed to be similar to that used by the rating agencies.  The average quality rating of the Company’s fixed maturities portfolio was AA at June 30, 2005 and December 31, 2004.  Ratings are calculated using a rating hierarchy that considers S&P, Moody’s, and internal ratings.

Total fixed maturities by quality rating category, including fixed maturities pledged to creditors, were as follows at June 30, 2005 and December 31, 2004:

	2005		2004
	Fair	% of	Fair	% of
	Value	Total	Value	Total
AAA	$80.6	52.4%	$99.7	53.8%
AA	5.1	3.3%	5.9	3.2%
A	36.7	23.9%	46.2	24.9%
BBB	26.1	17.0%	29.0	15.7%
BB	4.8	3.1%	4.4	2.4%
B and below	0.5	0.3%	—	0.0%
Total	$153.8	100.0%	$185.2	100.0%

96.6% and 97.6% of fixed maturities were invested in securities rated BBB and above (Investment Grade) at June 30, 2005 and December 31, 2004, respectively.

Fixed maturities rated BB and below (Below Investment Grade) may have speculative characteristics, and changes in economic conditions or other circumstances are more likely to lead to a weakened capacity of the issuer to make principal and interest payments than is the case with higher rated fixed maturities.

Total fixed maturities by market sector, including fixed maturities pledged to creditors, were as follows, at June 30, 2005 and December 31, 2004:

	2005		2004
	Fair	% of	Fair	% of
	Value	Total	Value	Total
U.S. corporate	$69.7	45.3%	$76.5	41.3%
Residential mortgage-backed	43.8	28.5%	30.4	16.4%
Foreign(1)	5.0	3.3%	7.1	3.8%
Commercial/multifamily mortgage-backed	5.0	3.3%	9.6	5.2%
Asset-backed	7.5	4.9%	14.6	7.9%
U.S. treasuries/agencies	22.8	14.7%	47.0	25.4%
Total	$153.8	100.0%	$185.2	100.0%

(1) Primarily U.S. dollar denominated

The Company did not have any investments in a single issuer, other than obligations of the U.S. government, with a carrying value in excess of 10% of the Company’s shareholder’s equity at June 30, 2005.

Unrealized Losses

Unrealized losses related to fixed maturities are analyzed in detail in the following tables.

Unrealized losses in fixed maturities, including securities pledged to creditors, for Investment Grade (“IG”) and Below Investment Grade (“BIG”) securities by duration were as follows at December June 30, 2005 and December 31, 2004:

	2005				2004
		% of IG		% of IG		% of IG		% of IG
	IG	and BIG	BIG	and BIG	IG	and BIG	BIG	and BIG
Less than six months below amortized cost	$0.1	11.1%	$—	0.0%	$0.5	41.7%	$—	0.0%
More than six months and less than twelve months below amortized cost	0.2	22.2%	—	0.0%	0.3	25.0%	—	0.0%
More than twelve months below amortized cost	0.6	66.7%	—	0.0%	0.4	33.3%	—	0.0%
Total unrealized loss	$0.9	100.0%	$—	0.0%	$1.2	100.0%	$—	0.0%

Unrealized losses at June 30, 2005, were primarily related to interest rate movement or spread widening for other than credit-related reasons and to asset-backed securities. Asset-backed securities include U.S. government backed securities, principal protected securities, and structured securities, which did not have an adverse change in cash flows. The following table summarizes the unrealized losses by duration and reason, along with the carrying amount of securities in unrealized loss positions at June 30, 2005:

		More than
		Six Months
	Less than	and less than	More than
	Six Months	Twelve Months	Twelve Months
Interest rate or spread widening	$0.1	$0.1	$0.3
Asset-backed securities	—	0.1	0.3
Total unrealized loss	$0.1	$0.2	$0.6
Carrying amount	$25.6	$17.0	$32.9

Unrealized losses in fixed maturities, including securities pledged to creditors, by market sector and duration were as follows at June 30, 2005:

			Commercial/
		Residential	Multi-family	U.S.
	U.S.	Mortgage-	Mortgage-	Treasuries/	Asset-
	Corporate	Backed	Backed	Agencies	Backed	Total
Less than six months below amortized cost	$0.1	$—	$—	$—	$—	$0.1
More than six month and less than twelve months below amortized cost	0.1	0.1	—	—	—	0.2
More than twelve months below amortized cost	0.3	0.3	—	—	—	0.6
Total unrealized loss	$0.5	$0.4	$—	$—	$—	$0.9

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

In addition, the Company invests in other asset-backed securities.  Determination of the required impairment is based on credit risk and the possibility of significant prepayment risk that restricts the Company’s ability to recover the investment.  An impairment is recognized if the fair value of the security is less than book value and there has been an adverse change in cash flow since the last remeasurement date.

When a decline in fair value is determined to be other-than-temporary, the individual security is written down to fair value and the loss accounted for as a realized loss.

The Company had no other-than-temporary impairments for the three or six month periods ended June 30, 2005 and 2004.

Net Realized Capital Gains and Losses

Net realized capital gains (losses) are comprised of the difference between the carrying value of investments and proceeds from sale, maturity, and redemption, as well as losses incurred due to the impairment of investments.  Net realized capital gains (losses) on investments were as follows:

	Three Months Ended June 30,
	2005	2004
Fixed maturities	$(0.7)	$(0.2)
Pretax net realized capital losses	$(0.7)	$(0.2)
After-tax net realized capital losses	$(0.4)	$(0.1)

	Six Months Ended June 30,
	2005	2004
Fixed maturities	$(0.7)	$0.2
Pretax net realized capital (losses) gains	$(0.7)	$0.2
After-tax net realized capital (losses) gains	$(0.4)	$0.1

Net realized capital gains (losses) allocated to experience-rated contracts of $(1.4) and $(0.1) for the three months and $(1.4) and $(0.4) for the six months ended June 30, 2005 and 2004, respectively, were deducted from net realized capital gains, and an offsetting amount was reflected in future policy benefits and claim reserves on the Condensed Balance Sheets.  Net unamortized realized gains allocated to experience-rated contractowners were $2.5 and $1.4 at June 30, 2005 and December 31, 2004, respectively.

Liquidity and Capital Resources

Liquidity is the ability of the Company to generate sufficient cash flows to meet the cash requirements of operating, investing, and financing activities.

Source and Uses of Liquidity

The Company’s principal sources of liquidity are product charges, investment income, proceeds from the maturing and sale of investments, and capital contributions. Primary uses of these funds are payments of commissions and operating expenses, interest and premium credits, investment purchases, and contract maturities, withdrawals, and surrenders.

The Company’s liquidity position is managed by maintaining adequate levels of liquid assets, such as cash or cash equivalents and short-term investments.  Asset/liability management is integrated into many aspects of the Company’s operations, including investment decisions, product development, and determination of crediting rates. As part of the risk management process, different economic scenarios are modeled, including cash flow testing required for insurance regulatory purposes, to determine that existing assets are adequate to meet projected liabilitycash flows.  Key variables in the modeling process include interest rates, anticipated contractowner behavior, and variable separate account performance.  Contractowners bear the investment risk related to variable insurance products, subject, in limited cases, to certain minimum guaranteed rates.

The fixed account liabilities are supported by a general account portfolio composed of fixed rate investments with matching duration characteristics that can generate predictable, steady rates of return. The portfolio management strategy for the fixed account considers the assets available-for-sale. This strategy enables the Company to respond to changes in market interest rates, prepayment risk, relative values of asset sectors and individual securities and loans, credit quality outlook, and other relevant factors. The objective of portfolio management is to maximize returns, taking into account interest rate and credit risk, as well as other risks.  The Company’s asset/liability management discipline includes strategies to minimize exposure to loss as interest rates and economic and market conditions change.

The Company has entered into agreements with ING Life Insurance and Annuity Company (“ILIAC”), under which ILIAC has agreed to cause the Company to have sufficient capital to meet certain capital and surplus levels.

Additional sources of liquidity include borrowing facilities to meet short-term cash requirements that arise in the ordinary course of business.  The Company maintains a reciprocal loan agreement with ING America Insurance Holdings, Inc. (“ING AIH”), an affiliate, whereby either party can borrow from the other up to 0.5% of the Company’s statutory admitted assets as of the prior December 31.  The Company had no outstanding balances under the reciprocal loan agreement with ING AIH at June 30, 2005 and had a $6.3 receivable at December 31, 2004.  The Company also maintains a $30.0 uncommitted, perpetual revolving note facility with Bank of New York and a $30.0 uncommitted revolving note facility with SunTrust Bank, Atlanta.  The Company had no outstanding debt under the revolving note facility with SunTrust Bank for the periods ended June 30, 2005 and December 31, 2004.  Management believes that these sources of liquidity are adequate to meet the Company’s short-term cash obligations.

Capital Contributions and Dividends

The Company did not pay dividends to its parent or receive capital contributions from its parent during the three or six month periods ended June 30, 2005 and 2004.

Legislative Initiatives

Legislative proposals which have been or are being considered by Congress include repealing the estate tax, reducing the taxation on annuity benefits, changing the tax treatment of non-insurance financial products relative to insurance products, and changing life insurance company taxation.  Some of these proposals, if enacted, could have a material effect on life insurance, annuity and other retirement savings product sales.  The President has also established an advisory panel to study reform of the Internal Revenue Code.  The panel is scheduled to report its findings and make recommendations to the Secretary of Treasury by the end of September 2005.  The recommendations of this panel, if enacted by Congress, could affect the tax treatment of insurance companies and products.  Legislation to restructure the Social Security System and expand private pension plan incentives also may be considered.  Prospects for enactment and the ultimate effect of these proposals are uncertain.

Item 4.           Controls and Procedures

a)              The Company carried out an evaluation, under the supervision and with the participation of its management, including its Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934) as of the end of the period covered by this report.  Based on that evaluation, the Chief Executive Officer and the Chief Financial Officer have concluded that the Company’s current disclosure controls and procedures are effective in ensuring that material information relating to the Company required to be disclosed in the Company’s periodic SEC filings is made known to them in a timely manner.

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

As with many financial services companies, the Company and its affiliates have received informal and formal requests for information from various state and federal governmental agencies and self-regulatory organizations in connection with inquiries and investigations of the products and practices of the financial services industry.  In each case, the Company and its affiliates have been and are providing full cooperation.  This discussion should be read in conjunction with the “Other Regulatory Matters” section of “Management’s Narrative Analysis of the Results of Operations and Financial Condition” included in the Company’s 2004 Form 10-K Annual Report.

Item 6.           Exhibits

3.(i)	Articles of Incorporation, as amended and restated effective April 1, 2005.

(ii)	By-Laws, as amended and restated effective January 1, 2005, incorporated by reference to the Registrant’s Form 10-Q, as filed with the SEC on May 13, 2005 (File No. 033-81010).

4.(a)	Instruments Defining the Rights of Security Holders, Including Indentures (Annuity Contracts)

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

ING INSURANCE COMPANY OF AMERICA
(Registrant)

August 11, 2005	By	/s/ David A. Wheat
(Date)		David A. Wheat

Director, Executive Vice President and

Chief Financial Officer

(Duly Authorized Officer and Principal Financial Officer)