Form 10-Q
period 2005-09-30
ING INSURANCE CO  OF AMERICA
filed 2005-11-14
CIK 925988

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

___________________

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended September 30, 2005 OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from ___________________ to Commission file number: 333-49581, 033-63657
ING INSURANCE COMPANY OF AMERICA (Exact name of registrant as specified in its charter)
Florida (State or other jurisdiction of incorporation or organization) Corporate Center One, 2202 North Westshore Boulevard, #350 Tampa, Florida (Address of principal executive offices)	06-1286272 (IRS employer identification no.) 33607 (Zip code)
Registrant's telephone number, including area code (813) 281-3773

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 25,500 shares of Common Stock, $100 par value, as of November 10, 2005, are issued and outstanding, all of which were directly owned by ING Life Insurance and Annuity Company.

NOTE: WHEREAS ING INSURANCE COMPANY OF AMERICA MEETS THE CONDITIONS SET FORTH IN GENERAL INSTRUCTION H(1)(a) AND (b) OF FORM 10Q, THIS FORM IS BEING FILED WITH THE REDUCED DISCLOSURE FORMAT PURSUANT TO GENERAL INSTRUCTION H(2).

ING Insurance Company of America

(A wholly-owned subsidiary of ING Life Insurance and Annuity Company)

Form 10-Q for period ended September 30, 2005

ING Insurance Company of America
(A wholly-owned subsidiary of ING Life Insurance and Annuity Company)

PART I. FINANCIAL INFORMATION (UNAUDITED)

Item 1. Financial Statements

Condensed Statements of Operations

(Unaudited)

(In millions)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004
Revenues:
Net investment income	$2.1	$2.3	$6.2	$7.2
Fee income	1.7	1.8	6.2	6.0
Net realized capital gains (losses)	0.1	0.9	(0.6)	1.1
Total revenue	3.9	5.0	11.8	14.3
Benefits and expenses:
Interest credited and other benefits
to contractowners	0.8	0.6	4.0	2.9
Operating expenses	1.6	0.7	3.2	2.1
Amortization of value of
business acquired	0.1	1.4	2.2	4.0
Total benefits and expenses	2.5	2.7	9.4	9.0
Income before income taxes	1.4	2.3	2.4	5.3
Income tax (benefit) expense	(1.1)	(0.1)	(0.9)	0.8
Net income	$2.5	$2.4	$3.3	$4.5

The accompanying notes are an integral part of these financial statements.

ING Insurance Company of America

(A wholly-owned subsidiary of ING Life Insurance and Annuity Company)

Condensed Balance Sheets

(In millions, except share data)

	As of	As of
	September 30,	December 31,
	2005	2004
Assets	(Unaudited)
Investments:
Fixed maturities, available-for-sale, at fair value
(amortized cost of $128.2 at 2005 and $161.5 at 2004)	$127.6	$165.0
Short-term investments	13.9	-
Securities pledged (amortized cost of $34.3 at 2005
and $20.4 at 2004)	34.3	20.2
Total investments	175.8	185.2
Cash and cash equivalents	11.8	11.4
Short-term investments under securities loan agreement	35.0	20.8
Value of business acquired	26.6	28.2
Other assets	3.8	4.9
Assets held in separate accounts	478.5	540.3
Total assets	$731.5	$790.8

Liabilities and Shareholder's Equity
Future policy benefits and claim reserves	$105.3	$123.0
Payables under securities loan agreement	35.0	20.8
Due to affiliates	4.4	0.7
Current income taxes	0.4	0.1
Deferred income taxes	7.2	8.0
Other liabilities	2.1	1.6
Liabilities related to separate accounts	478.5	540.3
Total liabilities	632.9	694.5

Shareholder's equity:
Common stock (35,000 shares authorized; 25,500 issued
and outstanding; $100 per share value)	2.5	2.5
Additional paid-in capital	181.2	181.2
Accumulated other comprehensive loss	(1.0)	-
Retained earnings (deficit)	(84.1)	(87.4)
Total shareholder's equity	98.6	96.3
Total liabilities and shareholder's equity	$731.5	$790.8

The accompanying notes are an integral part of these financial statements.

ING Insurance Company of America

(A wholly-owned subsidiary of ING Life Insurance and Annuity Company)

Condensed Statements of Changes in Shareholder’s Equity

(Unaudited)

(In millions)

			Accumulated
		Additional	Other	Retained	Total
	Common	Paid-In	Comprehensive	Earnings	Shareholder's
	Stock	Capital	Income (Loss)	(Deficit)	Equity
Balance at December 31, 2003	$2.5	$181.2	$2.2	$(93.3)	$92.6
Comprehensive income:
Net income	-	-	-	4.5	4.5
Other comprehensive loss,
net of tax:
Change in net unrealized
gain (loss) on securities
($(2.8) pretax)	-	-	(1.9)	-	(1.9)
Total comprehensive income					2.6
Balance at September 30, 2004	$2.5	$181.2	$0.3	$(88.8)	$95.2

Balance at December 31, 2004	$2.5	$181.2	$-	$(87.4)	$96.3
Comprehensive income:
Net income	-	-	-	3.3	3.3
Other comprehensive income,
net of tax:
Change in net unrealized
gain (loss) on securities
($(1.0) pretax)	-	-	(1.0)	-	(1.0)
Total comprehensive income					2.3
Balance at September 30, 2005	$2.5	$181.2	$(1.0)	$(84.1)	$98.6

The accompanying notes are an integral part of these financial statements.

ING Insurance Company of America

(A wholly-owned subsidiary of ING Life Insurance and Annuity Company)

Condensed Statements of Cash Flows

(Unaudited)

(In millions)

	Nine Months Ended September 30,
	2005	2004
		(Restated)
Net cash provided by operating activities	$12.3	$15.4

Cash Flows from Investing Activities:
Proceeds from the sale, maturity, or redemption of
fixed maturities, available-for-sale	189.8	201.5
Acquisition of fixed maturities, available-for-sale	(170.3)	(195.9)
Short-term investments	(13.9)	-
Net cash provided by investing activities	5.6	5.6

Cash Flows from Financing Activities:
Deposits received for investment contracts	2.7	2.4
Maturities and withdrawals from investment contracts	(20.2)	(22.3)
Net cash used for financing activities	(17.5)	(19.9)
Net increase in cash and cash equivalents	0.4	1.1
Cash and cash equivalents, beginning of period	11.4	4.8
Cash and cash equivalents, end of period	$11.8	$5.9

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

On September 30, 2005, IICA entered into an agreement and plan of merger with its parent, ILIAC, whereby IICA will merge with and into ILIAC. The anticipated merger date is December 31, 2005. As of the merger date, IICA will cease to exist and ILIAC will be the surviving corporation. All property and liabilities of IICA will become ILIAC’s upon the merger. The merger is subject to certain regulatory approvals, including approval by the State of Florida Office of Insurance Regulation and the State of Connecticut Insurance Department.

The condensed financial statements and notes as of September 30, 2005 (unaudited) and December 31, 2004, and for the three and nine months ended September 30, 2005 and 2004 (“unaudited interim periods”), have been prepared in accordance with accounting principles generally accepted in the United States.

The condensed financial statements reflect all adjustments (consisting only of normal, recurring accruals) which are, in the opinion of management, necessary for the fair presentation of the financial position, results of operations, and cash flows, for the unaudited interim periods. These condensed financial statements and notes should be read in conjunction with the financial statements and related notes as presented in the Company’s 2004 Annual Report on Form 10-K. The results of operations for the unaudited interim periods may not be considered indicative of results to be expected for the full year.

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

Reclassifications

Certain reclassifications have been made to prior year financial information to conform to the current year classifications (Note 7).

Significant Accounting Policies

For a description of significant accounting policies, see Note 1 to the Financial Statements included in the Company’s 2004 Annual Report on Form 10-K.

2.	New Accounting Standards

Accounting by Insurance Enterprises for Deferred Acquisition Costs in Connection with Modifications or Exchanges of Insurance Contracts

In September 2005, the American Institute of Certified Public Accountants (“AICPA”) issued Statement of Position, “Accounting by Insurance Enterprises for Deferred Acquisition Costs in Connection With Modifications or Exchanges of Insurance Contracts” (“SOP 05-1”), which states that when an internal replacement transaction results in a substantially changed contract, the unamortized deferred acquisition costs, unearned revenue liabilities, and deferred sales inducement assets related to the replaced contract should not be deferred in connection with the new contract. Contract modifications that meet various conditions defined by SOP 05-1 and result in a new contract that is substantially unchanged from the replaced contract, however, should be accounted for as a continuation of the replaced contract.

SOP 05-1 defines an internal replacement as a modification in product benefits, features, rights, or coverages, that occurs by the exchange of a contract for a new contract, or by amendment, endorsement, or rider, to a contract, or by the election of a feature or coverage within a contract. SOP 05-1 applies to internal replacements made primarily to contracts defined by Statement of Financial Accounting Standards (“FAS”) No. 60, “Accounting and Reporting by Insurance Enterprises” (“FAS No. 60”), as short-duration and long-duration life insurance contracts, and by FAS No. 97, “Accounting and Reporting by Insurance Enterprises for Certain Long-Duration Contracts and for Realized Gains and Losses from the Sale of Investments” (“FAS No. 97”), as investment contracts.

ING Insurance Company of America

(A wholly-owned subsidiary of ING Life Insurance and Annuity Company)

Notes to Condensed Financial Statements (Unaudited)

(Dollar amounts in millions, unless otherwise stated)

SOP 05-1 is effective for internal replacements occurring in fiscal years beginning after December 15, 2006, with earlier adoption encouraged. The Company is in the process of determining the impact of adoption of SOP 05-1.

3.	Deferred Policy Acquisition Costs and Value of Business Acquired

Value of business acquired (“VOBA”) represents the outstanding value of in force business capitalized in purchase accounting when the Company was acquired and is subject to amortization. The value is based on the present value of estimated net cash flows embedded in the Company’s contracts.

FAS No. 97, applies to universal life and investment-type products, such as fixed and variable deferred annuities. Under FAS No. 97, VOBA is amortized, with interest, over the life of the related contracts (usually 25 years) in relation to the present value of estimated future gross profits from investment, mortality, and expense margins, plus surrender charges.

Activity for the nine months ended September 30, 2005 and 2004 within VOBA, was as follows:

	2005	2004
Balance at January 1	$28.2	$31.6
Deferrals of commissions and expenses	-	-
Amortization:
Amortization	(3.1)	(4.9)
Interest accrued at 5% to 7%	1.1	1.3
Net amortization included in the Statements of Operations	(2.0)	(3.6)
Change in unrealized gains and losses on
available-for-sale securities	0.4	0.7
Balance at September 30	$26.6	$28.7

Deferred policy acquisition costs (“DAC”) represents policy acquisition costs that have been capitalized and are subject to amortization. Such costs consist principally of certain commissions, underwriting, contract issuance, and agency expenses, related to the production of new and renewal business. DAC, in the amount of $1.1 and $0.9 as of September 30, 2005 and December 31, 2004, respectively, is included in Other assets on the Condensed Balance Sheets, and the related amortization is included in amortization of VOBA on the Condensed Statements of Operations.

ING Insurance Company of America

(A wholly-owned subsidiary of ING Life Insurance and Annuity Company)

Notes to Condensed Financial Statements (Unaudited)

(Dollar amounts in millions, unless otherwise stated)

4.	Income Taxes

The Company's effective tax rates for the three months ended September 30, 2005 and 2004 were (76.1)% and (4.3)% respectively. The effective tax rates for the nine months ended September 30, 2005 and 2004 were (38.8)% and 15.1%, respectively. The effective rate differs from the statutory rate due to the following items:

	Three months ended September 30,		Nine months ended September 30,
	2005	2004	2005	2004
Statutory tax rate	35.0%	35.0%	35.0%	35.0%
IRS audit settlement	(97.9)%	(36.0)%	(58.4)%	(15.2)%
Dividends received deduction	(13.2)%	(3.3)%	(15.4)%	(4.7)%
Total effective tax rate	(76.1)%	(4.3)%	(38.8)%	15.1%

The Internal Revenue Service (“IRS”) completed its examination of the Company’s returns through tax year 2001. The provisions as of September 30, 2005 and 2004 reflect non-recurring favorable adjustments, resulting from a reduction in the tax liability that is no longer necessary based on the results of the current IRS examination, monitoring the activities of the IRS with respect to certain issues with other taxpayers, and the merits of the Company’s positions.

The IRS has commenced examination of the Company’s returns for tax years 2002 and 2003.

5.	Commitments and Contingent Liabilities

Commitments

At September 30, 2005 and December 31, 2004, the Company had no commitments or contingent liabilities.

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

ING Insurance Company of America

(A wholly-owned subsidiary of ING Life Insurance and Annuity Company)

Notes to Condensed Financial Statements (Unaudited)

(Dollar amounts in millions, unless otherwise stated)

6.	Accumulated Other Comprehensive Income

Shareholder’s equity included the following components of accumulated other comprehensive income (loss) as of September 30, 2005 and 2004:

	2005	2004
Net unrealized capital gains (losses):
Fixed maturities, available-for-sale	$(1.0)	$1.5
DAC/VOBA adjustments on available for sale securities	(0.1)	(1.0)
Subtotal	(1.1)	0.5
Less: deferred income taxes	(0.1)	(0.2)
Net accumulated other comprehensive (loss) income	$(1.0)	$0.3

Net unrealized capital gains (losses) allocated to experience-rated contracts of $0.3 and $3.0, at September 30, 2005 and 2004, respectively, are reflected on the Condensed Balance Sheets in Future policy benefits and claim reserves and are not included in Shareholder’s equity.

Changes in accumulated other comprehensive income net of DAC/VOBA and tax, related to changes in net unrealized gains (losses) on securities, including securities pledged and excluding those related to experience-rated contractowners, were as follows:

	Nine Months Ended September 30,
	2005	2004
Net unrealized holding losses arising during
the period (1)	$(0.3)	$(1.0)
Less: reclassification adjustment for gains
and other items included in net income (2)	0.7	0.9
Net unrealized losses on securities	$(1.0)	$(1.9)

(1)	Pretax unrealized holding losses arising during the period were $(0.3) and $(1.5), for the nine months ended September 30, 2005 and 2004, respectively.

(2)	Pretax reclassification adjustments for realized gains and other items included in net income were $0.7 and $1.3, for the nine months ended September 30, 2005 and 2004, respectively.

ING Insurance Company of America

(A wholly-owned subsidiary of ING Life Insurance and Annuity Company)

Notes to Condensed Financial Statements (Unaudited)

(Dollar amounts in millions, unless otherwise stated)

7.	Reclassifications and Changes to Prior Year Presentation

During 2005, certain changes were made to the Condensed Statement of Cash Flows for the nine months ended September 30, 2004, to reflect the correct balances, primarily related to interest credited to contractowners for investment type contracts. As a result of these adjustments, the Company has labeled the Condensed Statement of Cash Flows for the nine months ended September 30, 2004, as restated. The following summarizes the adjustments:

	Previously
Nine Months Ended September 30, 2004	Reported	Adjustment	Restated
Net cash (used for) provided by operating	$(4.7)	$20.1	$15.4
Net cash provided by (used for) financing activities	0.2	(20.1)	(19.9)

Item 2.	Management’s Narrative Analysis of the Results of Operations and Financial

Condition

(Dollar amounts in millions, unless otherwise stated)

Overview

The following narrative analysis presents a review of the results of operations of ING Insurance Company of America (“IICA” or the “Company”) for the three and nine months ended September 30, 2005 and 2004, and of the financial condition as of September 30, 2005 and December 31, 2004. This item should be read in its entirety and in conjunction with the condensed financial statements and related notes, which can be found under Part I, Item 1 contained herein, as well as the “Management’s Narrative Analysis of the Results of Operations and Financial Condition” section contained in the Company’s 2004 Annual Report on Form 10-K.

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

Merger

The Company is a wholly owned subsidiary of ING Life Insurance and Annuity Company (“ILIAC”). On September 30, 2005, IICA entered into an agreement and plan of merger with its parent, ILIAC, whereby IICA will merge with and into ILIAC.  The anticipated merger date is December 31, 2005. As of the merger date, IICA will cease to exist and ILIAC will be the surviving corporation. All property and liabilities of IICA will become ILIAC’s upon the merger. The merger is subject to certain regulatory approvals, including approval by the State of Florida Office of Insurance Regulation and the State of Connecticut Insurance Department.

Critical Accounting Policies

There have been no material changes to the Company’s critical accounting policies since the filing of the Company’s 2004 Form 10-K Annual Report.

Results of Operations

Overview

Products offered by the Company include qualified and nonqualified annuity contracts that comprise a variety of funding and payout options for individual and employer-sponsored retirement plans qualified under Internal Revenue Code Sections 401, 403, and 408.

The Company derives its revenue mainly from (a) fee income generated on average variable assets under management (“AUM”) and (b) net investment income earned on average fixed AUM. Fee income is primarily generated from separate account assets, which are deposited to the Company through the sale of variable annuity contracts. Net investment income from average fixed AUM is primarily generated from annuity products with fixed investment options. The Company’s expenses primarily consist of interest credited and other benefits to contractowners, amortization of deferred policy acquisition costs (“DAC”) and value of business acquired (“VOBA”) and various product selling and service costs.

The Company’s results of operations for the three and nine months ended September 30, 2005, and changes therein, were primarily impacted by lower AUM, decreasing sales, changing equity market and interest rate conditions, portfolio realignment, and rising expenses.

	Three Months Ended September 30,		$ Increase	% Increase
	2005	2004	(Decrease)	(Decrease)
Revenues:
Net investment income	$2.1	$2.3	$(0.2)	(8.7)%
Fee income	1.7	1.8	(0.1)	(5.6)%
Net realized capital gains (losses)	0.1	0.9	(0.8)	(88.9)%
Total revenue	3.9	5.0	(1.1)	(22.0)%

Benefits and expenses:
Interest credited and other
benefits to contractowners	0.8	0.6	0.2	33.3%
Operating expenses	1.6	0.7	0.9	128.5%
Amortization of value of
business acquired	0.1	1.4	(1.3)	(92.8)%
Total benefits and expenses	2.5	2.7	(0.2)	(7.4)%

Income before income taxes	1.4	2.3	(0.9)	(39.1)%
Income tax expense	(1.1)	(0.1)	(1.0)	NM
Net income	$2.5	$2.4	$0.1	4.2%

Effective tax rate	(76.1)%	(4.3)%

NM - Not meaningful.

	Nine Months Ended September 30,		$ Increase	% Increase
	2005	2004	(Decrease)	(Decrease)
Revenues:
Net investment income	$6.2	$7.2	$(1.0)	(13.9)%
Fee income	6.2	6.0	0.2	3.3%
Net realized capital gains (losses)	(0.6)	1.1	(1.7)	(154.5)%
Total revenue	11.8	14.3	(2.5)	(17.5)%

Benefits and expenses:
Interest credited and other
benefits to contractowners	4.0	2.9	1.1	37.9%
Operating expenses	3.2	2.1	1.1	52.3%
Amortization of value of
business acquired	2.2	4.0	(1.8)	(45.0)%
Total benefits and expenses	9.4	9.0	0.4	4.4%

Income before income taxes	2.4	5.3	(2.9)	(54.7)%
Income tax (benefit) expense	(0.9)	0.8	(1.7)	NM
Net income	$3.3	$4.5	$(1.2)	(26.7)%

Effective tax rate	(38.8)%	15.1%

NM - Not meaningful.

Revenues

The decrease in Total revenues for the three and nine months ended September 30, 2005, reflects changes in Net investment income, Net realized capital gains (losses), and Fee income. The decrease in Net investment income for the three and nine months ended September 30, 2005, is primarily due to lower investment yields and a decrease in average fixed AUM related to annuity products experienced in 2005. The reduction in Net realized capital gains (losses) for the three months ended September 30, 2005, was impacted by the increasing interest rate environment during the quarter, which negatively affected the market value of fixed maturities and led to lower realized capital gains upon sale. In addition, for the nine months ended September 30, 2005, the Company incurred additional losses in conjunction with its realignment of investments to more closely match its business needs. Fee income remained relatively constant for the three months ended September 30, 2005, however, for the nine months ended September 30, 2005, fee income increased primarily due to increases in average variable AUM and variable profit margins related to retirement products. The increase in average variable AUM was primarily related to equity market increases in the latter part of 2004 that continued into 2005.

Benefits and Expenses

Interest credited and other benefits to contractowners for the three and nine months ended September 30, 2005, increased primarily due to corresponding increase in average fixed and variable AUM related to retirement products as well as increase surrenders from the annuity block of business. Operating expenses for the three and nine months ended September 30, 2005 increased, largely driven by increases in general expenses. Amortization of VOBA decreased for the three and nine months ended September 30, 2005, due to both declining current profits and unlocking of assumptions. Declining profits are associated with decreases in fixed and variable AUM related to annuity products, fee income and decreases in realized capital gains. Regarding the unlocking, in the third quarter of 2005, the Company revised its assumptions related to policyholder withdrawal behavior for annuities and favorable equity market performance, causing a deceleration in amortization.

Net Income and Taxes

Income tax expense decreased for the three and nine months ended September 30, 2005, primarily due to dividends received deduction and non recurring favorable adjustments related to a 2000 and 2001 Internal Revenue Service (“IRS”) audit settlement.

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

Portfolio Composition

Fixed maturities, including securities pledged to creditors, of $161.9 comprised 92.1% of the investment portfolio at September 30, 2005. The remaining portfolio at September 30, 2005, was comprised of short-term investments. Fixed maturities, including securities pledged to creditors, of $185.2 comprised 100% of the investment portfolio at December 31, 2004.

Fixed Maturities

Fixed maturities, available-for-sale, as of September 30, 2005, were as follows:

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
Fixed maturities:
U.S. government and government
agencies and authorities	$28.9	$0.1	$0.4	$28.6

U.S. corporate securities:
Public utilities	10.7	0.2	0.1	10.8
Other corporate securities	56.6	1.0	0.9	56.7
Total U.S. corporate securities	67.3	1.2	1.0	67.5

Foreign securities	4.7	0.2	-	4.9
Residential mortgage-backed securities	46.3	0.1	0.8	45.6
Commercial mortgage-backed securities	6.8	0.1	0.1	6.8
Other asset-backed securities	8.5	-	-	8.5

Total fixed maturities, including fixed
Maturities pledged	162.5	1.7	2.3	161.9
Less: fixed maturities pledged	34.3	-	-	34.3

Fixed maturities	$128.2	$1.7	$2.3	$127.6

Fixed maturities, available-for-sale, as of December 31, 2004, were as follows:

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
Fixed maturities:
U.S. government and government
agencies and authorities	$47.2	$0.2	$0.4	$47.0

U.S. corporate securities:
Public utilities	9.8	0.3	0.1	10.0
Other corporate securities	64.3	2.5	0.3	66.5
Total U.S. corporate securities	74.1	2.8	0.4	76.5

Foreign securities	6.6	0.5	-	7.1
Residential mortgage-backed securities	30.6	0.1	0.3	30.4
Commercial mortgage-backed securities	9.2	0.5	0.1	9.6
Other asset-backed securities	14.2	0.4	-	14.6

Total fixed maturities, including fixed
maturities pledged	181.9	4.5	1.2	185.2
Less: fixed maturities pledged	20.4	-	0.2	20.2

Fixed maturities	$161.5	$4.5	$1.0	$165.0

It is management’s objective that the portfolio of fixed maturities be of high quality and be well diversified by market sector. The fixed maturities in the Company’s portfolio are generally rated by external rating agencies and, if not externally rated, are rated by the Company on a basis believed to be similar to that used by the rating agencies. The average quality rating of the Company's fixed maturities portfolio was AA at September 30, 2005 and December 31, 2004. Ratings are calculated using a rating hierarchy that considers Standard & Poor’s (“S&P”), Moody’s, and internal ratings.

Total fixed maturities by quality rating category, including fixed maturities pledged to creditors, were as follows at September 30, 2005 and December 31, 2004:

	2005		2004
	Fair	% of	Fair	% of
	Value	Total	Value	Total
AAA	$89.8	55.5%	$99.7	53.8%
AA	5.0	3.1%	5.9	3.2%
A	35.9	22.1%	46.2	24.9%
BBB	25.4	15.7%	29.0	15.7%
BB	5.2	3.2%	4.4	2.4%
B and below	0.6	0.4%	-	0.0%
Total	$161.9	100.0%	$185.2	100.0%

96.4% and 97.6% of fixed maturities were invested in securities rated BBB and above (Investment Grade) at September 30, 2005 and December 31, 2004, respectively.

Fixed maturities rated BB and below (Below Investment Grade) may have speculative characteristics, and changes in economic conditions or other circumstances are more likely to lead to a weakened capacity of the issuer to make principal and interest payments than is the case with higher rated fixed maturities.

Total fixed maturities by market sector, including fixed maturities pledged to creditors, were as follows, at September 30, 2005 and December 31, 2004:

	2005		2004
	Fair	% of	Fair	% of
	Value	Total	Value	Total
U.S. corporate	$67.5	41.7%	$76.5	41.3%
Residential mortgage-backed	45.6	28.2%	30.4	16.4%
Foreign(1)	4.9	3.0%	7.1	3.8%
Commercial/multifamily mortgage-backed	6.8	4.2%	9.6	5.2%
Other asset-backed	8.5	5.2%	14.6	7.9%
U.S. Treasuries/Agencies	28.6	17.7%	47.0	25.4%
Total	$161.9	100.0%	$185.2	100.0%

(1) Primarily U.S. dollar denominated

The Company did not have any investments in a single issuer, other than obligations of the U.S. government, with a carrying value in excess of 10% of the Company’s shareholder’s equity at September 30, 2005 and December 31, 2004.

Unrealized Losses

Unrealized losses related to fixed maturities are analyzed in detail in the following tables.

Unrealized losses in fixed maturities, including securities pledged to creditors, for Investment Grade (“IG”) and Below Investment Grade (“BIG”) securities by duration were as follows at September 30, 2005 and December 31, 2004:

	2005				2004
		% of IG		% of IG		% of IG		% of IG
	IG	and BIG	BIG	and BIG	IG	and BIG	BIG	and BIG
Less than six months
below amortized cost	$0.9	39.1%	$-	0.0%	$0.5	41.7%	$-	0.0%
More than six months
and less than twelve
months below
amortized cost	0.4	17.4%	-	0.0%	0.3	25.0%	-	0.0%
More than twelve months
below amortized cost	1.0	43.5%	-	0.0%	0.4	33.3%	-	0.0%
Total unrealized loss	$2.3	100.0%	$-	0.0%	$1.2	100.0%	$-	0.0%

Unrealized losses at September 30, 2005, were primarily related to interest rate movement or spread widening and to mortgage and other asset-backed securities. Mortgage and other asset-backed securities include U.S. government backed securities, principal protected securities, and structured securities, which did not have an adverse change in cash flows. The following table summarizes the unrealized losses by duration and reason, along with the carrying amount of securities in unrealized loss positions at September 30, 2005:

		More than
		Six Months
	Less than	and less than	More than
	Six Months	Twelve Months	Twelve Months
Interest rate or spread widening	$0.7	$0.2	$0.4
Mortgage and other asset-backed securities	0.2	0.2	0.6
Total unrealized loss	$0.9	$0.4	$1.0
Carrying amount	$74.0	$16.3	$32.1

Unrealized losses in fixed maturities, including securities pledged to creditors, by market sector and duration were as follows at September 30, 2005:

			Commercial/
		Residential	Multi-family	U.S.	Other
	U.S.	Mortgage-	Mortgage-	Treasuries/	Asset-
	Corporate	Backed	Backed	Agencies	Backed	Total
Less than six
months below	$0.4	$0.2	$-	$0.3	$-	$0.9
amortized cost
More than six
month and less
than twelve months
below amortized cost	0.2	0.1	-	-	0.1	0.4
More than twelve
months below
amortized cost	0.4	0.5	0.1	-	-	1.0
Total unrealized loss	$1.0	$0.8	$0.1	$0.3	$0.1	$2.3

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

In addition, the Company invests in asset-backed securities. Determination of the required impairment is based on credit risk and the possibility of significant prepayment risk that restricts the Company’s ability to recover the investment. An impairment is recognized if the fair value of the security is less than book value and there has been an adverse change in cash flow since the last remeasurement date.

When a decline in fair value is determined to be other-than-temporary, the individual security is written down to fair value and the loss accounted for as a realized loss.

The Company had no other-than-temporary impairments for the three or nine months ended September 30, 2005 and 2004.

Net Realized Capital Gains and Losses

Net realized capital gains (losses) are comprised of the difference between the carrying value of investments and proceeds from sale, maturity, and redemption, as well as losses incurred due to the impairment of investments. Net realized capital gains (losses) on investments were as follows:

	Three Months Ended September 30,
	2005	2004
Fixed maturities	$0.1	$0.9
Pretax net realized capital gains	$0.1	$0.9
After-tax net realized capital gains	$0.1	$0.6

	Nine Months Ended September 30,
	2005	2004
Fixed maturities	$(0.6)	$1.1
Pretax net realized capital (losses) gains	$(0.6)	$1.1
After-tax net realized capital (losses) gains	$(0.4)	$0.7

Net realized capital gains (losses) allocated to experience-rated contracts of $0.1 and ($0.2) for the three months and $1.3 and $0.7 for the nine months ended September 30, 2005 and 2004, respectively, were deducted from net realized capital gains (losses), and an offsetting amount was reflected in Future policy benefits and claim reserves on the Condensed Balance Sheets. Net unamortized realized gains allocated to experience-rated contractowners were $2.2 and $1.4 at September 30, 2005 and December 31, 2004, respectively.

Liquidity and Capital Resources

Liquidity is the ability of the Company to generate sufficient cash flows to meet the cash requirements of operating, investing, and financing activities.

Source and Uses of Liquidity

The Company’s principal sources of liquidity are product charges, investment income, proceeds from the maturity and sale of investments, and capital contributions. Primary uses of these funds are payments of commissions and operating expenses, interest and premium credits, investment purchases, and contract maturities, withdrawals, and surrenders.

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

The Company has entered into agreements with ILIAC, under which ILIAC has agreed to cause the Company to have sufficient capital to meet certain capital and surplus levels. In conjunction with the merger agreement, which, subject to receipt of regulatory approvals, is anticipated to be effective December 31, 2005, IICA will be merged into ILIAC and will cease to exist.

Additional sources of liquidity include borrowing facilities to meet short-term cash requirements that arise in the ordinary course of business. The Company maintains a reciprocal loan agreement with ING America Insurance Holdings, Inc. (“ING AIH”), an affiliate, whereby either party can borrow from the other up to 0.5% of the Company’s statutory admitted assets as of the prior December 31. The Company had no outstanding balances under the reciprocal loan agreement with ING AIH at September 30, 2005 and December 31, 2004. The Company also maintains a $30.0 uncommitted, perpetual revolving note facility with Bank of New York. The Company had no outstanding balances under this facility as of September 30, 2005 and December 31, 2004. Prior to September 30, 2005, the Company also maintained a $30.0 uncommitted revolving note facility with SunTrust Bank, Atlanta (“SunTrust”). At December 31, 2004, the Company had no outstanding balances under this facility. Effective September 30, 2005, the Company no longer maintains this note facility. Management believes that these sources of liquidity are adequate to meet the Company’s short-term cash obligations.

Capital Contributions and Dividends

The Company did not pay dividends to its parent or receive capital contributions from its parent during the three or nine months ended September 30, 2005 and 2004.

Legislative Initiatives

Legislative proposals which have been or are being considered by Congress include repealing the estate tax, reducing the taxation on annuity benefits, changing the tax treatment of non-insurance financial products relative to insurance products, and changing life insurance company taxation. Some of these proposals, if enacted, could have a material effect on life insurance, annuity, and other retirement savings product sales. Legislation to expand private pension plan incentives also may be considered.

Prospects for enactment and the ultimate effect of these proposals are uncertain. The President established an advisory panel to study reform of the Internal Revenue Code. The panel reported its findings and recommendations to the Secretary of Treasury on November 1, 2005. Some of the panel’s recommendations would affect the tax treatment of life insurance, annuity and other retirement savings products. These panel recommendations are not legislative proposals at this time.

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

As with many financial services companies, the Company and its affiliates have received informal and formal requests for information from various state and federal governmental agencies and self-regulatory organizations in connection with inquiries and investigations of the products and practices of the financial services industry. In each case, the Company and its affiliates have been and are providing full cooperation. Reference is made to the “Other Regulatory Matters” section of “Management’s Narrative Analysis of the Results of Operations and Financial Condition” included in the Company’s 2004 Form 10-K Annual Report filed March 31, 2005 (SEC File No. 033-81010) and the Company’s Form 8-K Current Report filed on September 28, 2005 (SEC File No. 033-81010).

Item 6.	Exhibits

3.(i)	Articles of Incorporation, as amended and restated effective April 1, 2005, incorporated by reference to Registrant’s Form 10-Q, as filed with the SEC on August 12, 2005 (File No. 033-81010).

(ii)	By-Laws, as amended and restated effective January 1, 2005, incorporated by reference to the Registrant’s Form 10-Q, as filed with the SEC on May 13, 2005 (File No. 033-81010).

4.(a)	Instruments Defining the Rights of Security Holders, Including Indentures (Annuity Contracts)

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

10.	Agreement and Plan of Merger of ING Insurance Company of America into ING Life Insurance and Annuity Company dated as of September 30, 2005.

31.1	Certificate of David A. Wheat pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certificate of Brian D. Comer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certificate of David A. Wheat pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certificate of Brian D. Comer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

November 10, 2005 (Date)	ING Insurance Company of America (Registrant)
	By:	/s/ David A. Wheat
David A. Wheat Director, Executive Vice President and Chief Financial Officer (Duly Authorized Officer and Principal Financial Officer)